Form 10-Q
period 2008-06-30
UTEC, INC.
filed 2008-08-28
CIK 1386018

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q

(Mark One)

X

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2008

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

Commission file number 333-141875

UTEC, INC.

(Exact name of Registrant as specified in its charter)

NEVADA	20-5936198
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2420 Springer Drive, Suite 110

Norman, OK 73069
(Address of principal executive offices)

(620) 783-1361
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes . [ X]  No .  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in rule 12b-2 of the Exchange Act.

Large accelerated filer

[  ]

Accelerated Filer

[  ]

Non-accelerated filer

[  ] (Do not check if a smaller reporting company)

Smaller reporting company

[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

          Yes  [   ]  No   [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 8, 2008, the Company had 51,968,159 issued and outstanding shares of its common stock.

PART I — FINANCIAL INFORMATION

The accompanying interim unaudited financial statements of UTEC, Inc. (a Nevada corporation) are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the year ended December 31, 2007 included in a Form 10 filed with the U.S. Securities and Exchange Commission (“SEC”) on May 14, 2008. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying interim financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying interim financial statements for the six months ended June 30, 2008 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2008.

UTEC, INC.

Comparative Financial Statements and accompanying Notes

As of and for the six months Ended June 30, 2008

Table of Contents

Financial Statement

Consolidated Balance Sheet

F-1

Statement of Operations

F-2

Statement of Stockholders' Equity

F-3

Statement of Cash Flows

F-4

Notes to Financial Statement

Organization and Summary of Significant Accounting Policies

1

Acquisitions

4

Property, Plant and Equipment

5

Operating Leases

6

Related Party Transactions

6

Intangible Assets

7

Earnings (Loss) Per Share

8

Income Taxes

8

Contractual Obligations

9

Employee Stock Plan

11

New Accounting Pronouncements

12

UTEC Inc.
Consolidated Balance sheet
As of June 30, 2008 (unaudited) and December 31, 2007
	2008 (unaudited)	2007
ASSETS
Current Assets
Cash and cash equivalents	$ 100	$ 89,377
Accounts receivables	243,809	52,415
Inventory	153,808	59,440
Prepaid expenses	17,749	6,115
Deferred Tax Asset (Note 8)	9,900	14,300
Total Current Assets	425,366	221,647

Prepaid Ground Lease (Note 5)	58,950	64,300
Intangible Assets, net (Note 6)	1,092,171	1,127,250
Property, plant & equipment, net (Note 3)	685,791	694,455
Deferred Tax Asset (Note 8)	137,400	105,600

Total assets	$ 2,399,678	$ 2,213,252

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$ 336,181	$ 247,308
Amounts payable to related parties	150,664	115,062
Short term note to related parties	191,000	-

Total Current Liabilities	677,845	362,370

STOCKHOLDERS' EQUITY
Authorized:
74,000,000 common shares, par value of $0.001 per share
Issued and outstanding:
51,968,159 at June 30, 2008	51,968
53,756,159 at December 31, 2007		53,756

1,000,000 preferred shares, par value of $0.001 per share
Issued and outstanding:
42,013 at June 30, 2008	42
42,013 at December 31, 2007		42

Additional paid in capital	2,085,013	2,116,376

Retained earnings (deficit)	(415,190)	(319,292)
Total Stockholders' Equity	1,721,833	1,850,882

Total liabilities and stockholders' equity	$ 2,399,678	$ 2,213,252

The accompanying notes are an integral part of these financial statements.

UTEC Inc.

Comparative Consolidated Statement of Operations

	Six-month period ended June 30		Three-month period ended June 30
	2008 (unaudited)	2007 (unaudited)	2008 (unaudited)	2007 (unaudited)
Revenue
Service revenue	$ 528,564	$ 477,025	$ 298,898	$ 273,834
Product sales	538,502	376,918	-	357,120
Total Sales	1,067,066	853,943	298,898	630,954

Cost of Sales	(273,782)	(153,175)	-	(153,175)
Gross profit	793,284	700,768	298,898	477,779

Operating Expenses
General and administrative expense	355,949	260,536	246,107	157,731
Selling expense	142,701	47,151	87,309	19,586
Research and development expense	417,931	422,722	207,057	181,570

Total operating expenses	916,582	730,409	540,474	358,887

Income (loss) before income taxes	(123,298)	(29,641)	(241,576)	118,892

Provision for income taxes (benefit)	(27,400)	3,896	(82,400)	55,396

Net loss	$ (95,898)	$ (33,537)	$ 159,176)	$ 63,496

Earnings (loss) per share - basic and diluted	$ (0.002)	$ (0.001)	$ (0.003)	$ 0.001

Weighted average number of common shares
outstanding as of June 30	52,826,939	52,072,254	51,968,159	53,706,194

The accompanying notes are an integral part of these financial statements.

UTEC Inc.

Comparative Consolidated Statements of Stockholders' Equity for the six-month period ended June 30, 2008 (unaudited) and the year ended December 31, 2007

			2007
	Common shares	Preferred Shares	Par value	Additional Paid-in Capital	Retained Earnings (Deficit)
Balance January 1	25,917,159	22,013	$ 25,939	$ -	$ (33,951)

Common shares issued for purchase of ESI at $0.001	22,500,000		22,500	1,879,439
Common shares issued for finders fee at $0.001	2,525,000		2,525
Preferred shares issued for purchase of ESI at $0.001		20,000	20

Common shares issued pursuant to employee stock grants	1,914,000		1,914	105,487
Common shares issued for patent rights and contractual services	850,000		850	70,750
Common shares issue for consulting services	50,000		50	22,450
Capital contribution by shareholder for consulting services				38,250

Net Loss for the twelve months ended December 31, 2007			-	-	(285,341)

Balance, December 31, 2007	53,756,159	42,013	$ 53,798	$ 2,116,376	$(319,292)

			2008
	Common shares	Preferred Shares	Par value	Additional Paid-in Capital	Retained Earnings (Deficit)
Balance January 1, 2008	53,756,159	42,013	$ 53,798	$ 2,116,376	$(319,292)

Cancel shares issued pursuant to employee stock grants (unaudited)	(1,898,000)		(1,914)	(105,487)

Sale of outstanding non-restricted stock (unaudited)	110,000		126	41,874

Options issue pursuant to employee option plan (unaudited)				32,250

Net Loss for the six months ended June 30 (unaudited)					(95,898)

Balance, June 30, 2008	51,968,159	42,013	$ 52,010	$ 2,085,013	$(415,190)

The accompanying notes are an integral part of these financial statements.

UTEC Inc.
Comparative Consolidated Statements of Cash Flows
for the six-month period ended June 30
	2008 (unaudited)	2007 (unaudited)
Cash flows from operating activities:
Net Income (loss)	$ (95,898)	$ (33,537)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation	21,364	21,365
Amortization of intangibles	40,429	39,849
Employee option grants issued	32,250
Employee stock grants issued	-	54,659
Employee stock grants issued (cancellation)	(107,401)
Deferred tax benefit	(27,400)	3,896
Accounts receivables	(191,394)	(416,547)
Inventories	(94,368)	-
Prepaid Expenses	(11,634)	-
Accounts payable and accrued liabilities	124,475	169,273
Total cash flows from operating activities	(309,577)	(161,042)

Cash flows from investing activities
Asset construction in progress	(12,700)	-
Cash in UTEC Corporation when contributed to UTEC Inc.	-	15,000
Total cash flow from investing activities	(12,700)	15,000

Cash flows from financing activities
Proceeds from line-of-credit from related party	191,000	151,998
Repayment on line-of-credit to related party	-	-
Sale of Common Stock	42,000
Total cash flows from financing activities	233,000	151,998

Increase in cash and equivalents	(89,277)	5,956

Cash and cash equivalents, beginning of period	89,377	$ 20,100
Cash and cash equivalents, end of period	$ 100	$ 26,056

Supplemental Disclosure
Income taxes paid	$ -	$ -
Interest paid	$ -	$ 558
Supplemental Schedule of Noncash Investing and Financing Activities:
Assets acquired and liabilities assumed in the acquisition:
Accounts receivable	$ -	$ 42,488
Property and equipment	$ -	$ 737,185
Intangible assets	$ -	$ 1,200,000
Accounts payable and accrued liabilities	$ -	$ (90,189)

Common stock issued in exchange for patent rights	$ -	$ 71,600
The accompanying notes are an integral part of these financial statements.

UTEC, INC.

Notes to Consolidated Financial Statements

June 30, 2008 and December 31, 2007

1.

Organization and Summary of Significant Accounting Policies

a) Business activity

UTEC INC., formerly Lyon Capital Venture Corp., is a Nevada corporation organized on November 8, 1993 as a “For Profit” corporation for the purpose of engaging in any lawful activity.  The Company was in the development stage through December 31, 2006, and the year ended December 31, 2007 is the first year during which the Company is considered an operating company and is no longer in the development stage.  On January 10, 2007 the Company purchased 100% of the shares of UTEC Corporation, Inc for a total consideration of 22,500,000 of the company’s par value $0.001 common shares and 20,000 of the company’s par value $0.001 preferred shares.  The Company also issued 2,525,000 common shares in finder’s fees.

The Company’s business is to offer state of the art testing and analysis to clients worldwide.  The Company is a leader in commercial explosives technology including development, analysis, testing and manufacturing.

The Company operates a chemical research and development laboratory near Riverton, Kansas, which specializes in commercial explosives development and analysis. The Company also operates a destructive test facility near Hallowell, Kansas, which specializes in determining the detonating characteristics of commercial explosives.

b) Basis of Presentation

The accompanying financial statements and notes thereto have been prepared pursuant to the rules and regulations of the Security and Exchange Commission.  Accordingly, certain disclosures normally prepared in accordance with accounting principles generally accepted in the United States have been omitted.  The accompanying financials statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2008 Form 10 Registration Statement.

The financial information included herein is unaudited; however, such information reflects solely normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim period presented.

The results of operation for the three and six month periods ended June 30, 2008 and 2007, are not necessarily indicative of the results to be expected for the full year.

c) Principles of Consolidation

The financial statements of the Company include the accounts of the Company and its wholly owned subsidiary, UTEC Corporation.  All intercompany accounts and transactions have been eliminated in consolidation.

d) Cash and Cash Equivalents

For the purpose of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.  The Company had $100 and $89,377 cash or cash equivalents at June 30, 2008 and December 31, 2007 respectively

e) Trade Accounts Receivable and Credit Policy

Trade accounts receivable consist of amounts billed to customers for purchases of services and energetic materials. The Company extends credit to customers in accordance with normal industry standards and terms, which are typically net 30 to 45 days.  Credit risk arises as customers default on trade accounts receivable owed to the Company. The Company considers accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts is recorded. If amounts are subsequently determined to be uncollectible, they will be charged to operations when that determination is made.

f) Revenue Recognition

The Company recognizes revenue when materials are shipped or services are provided, and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, and the sales price is fixed or determinable.  The Company records customer shipping and handling charges as revenues with the associated costs recorded to cost of sales.

g) Inventories

Inventories, when the Company has them, consist of purchased materials held for resale and are carried at the lower of cost (first-in, first-out method) or market.

h) Property, Plant and Equipment

Property, plant and equipment are carried at fair value for assets contributed in connection with the acquisition, and at cost for assets acquired subsequent to the acquisition date, less accumulated depreciation from the date of acquisition through the balance sheet date. The Company periodically assesses the recoverability of property, plant and equipment and evaluates such assets for impairment whenever events or changes in circumstances indicate that the net carrying amount of an asset may not be recoverable. Asset impairment is determined to exist if estimated future cash flows, undiscounted and without interest charges, are less than the net carrying amount. Depreciation expense is computed on a straight-line basis over the estimate useful lives of the assets as follows:

Building and leasehold improvements

10-25 years

Machinery and equipment

10-15 years

Furniture and fixtures & transportation equipment

3-7 years

Major additions and improvements are capitalized in the month following the month in which the assets or improvement are deemed to be placed in service. Maintenance and repairs are expensed as incurred. Upon disposition, the net book value is eliminated from the accounts, with the resultant gain or loss reflected in operations.

i) Research and Development Costs

Research and development costs for the development of new products and update of existing products are expensed as incurred.

j) Income Taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes.  Deferred taxes are provided in the financial statements under Financial Accounting Standards Board Statement No. 109 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, share-based compensation, and start-up costs based on the income taxes expected to be payable in future years.

k) Concentrations

The Company maintains balances in bank accounts that, at times, exceed federally insured limits.

Management believes the risk of loss associated with this concentration is minimal.

For the three months ended June 30, 2008, two customers accounted for approximately 32% and 12% of the company sales.

For the six months ended June 30, 2008, two customers accounted for approximately 48% and 18% of the Company’s net sales, respectively.

For the three months ended June 30, 2007, two customers accounted for approximately 60% and 16% of the company sales.

For the six months ended June 30, 2007, two customers accounted for approximately 44% and 24% of the Company’s net sales.

At December 31, 2007 and June 30, 2008, one customer accounted for approximately 80% and 27% respectively of the Company’s accounts receivable.

l) Estimates

Preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period.  Actual amounts may differ from those reported.

Certain significant estimates include the fair value of the Company’s intangible assets and the related amortization period.  These estimates are discussed in further detail at Note 6.

m) Going Concern Assumption

The Company’s group of activities consists solely of UTeC Corporation.  The Company’s business outlook for 2008 includes continuing the second year of a five (5) year technical services contract with Hallowell Manufacturing LLC to support the product and manufacturing technology at the Hallowell explosives plant site. The business plan for the Company is to add to its portfolio of intellectual property by signing agreements with other companies with existing technology in the materials processing business.  The Company will develop those technologies for use in undeveloped markets. The Company also plans to expand its material sales business which currently constitutes less than 20% of its revenue. The Company’s focus in this area will be to develop overseas sources of raw materials for sale to companies it already does business with or in markets where it has a presence.  For the six months ended June 30, 2008 this number has risen to about 48% of total sales.  We expect to end the fiscal year 2008 with the share of the total revenue in excess of last years.

n)  Intangible Assets Acquired

Intangible assets are accounted for in accordance with Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets.

Intangible assets acquired consist of a customer list and patent rights.  These intangible assets are amortized over their useful lives and tested for impairment if certain circumstances indicate and impairment may exist.  As of June 2008 the remaining amortization period is fifteen years for the customer list and patent rights.

Intangible assets that are amortized are tested for impairment at the asset level associated with the lowest level of cash flows.  An impairment exists if the carrying value of the asset is i) not recoverable (the carrying value of the asset is greater than the sum of the undiscounted cash flows) and ii) is greater than its fair value.

o)  Advertising Costs

Advertising costs are expensed as incurred and for the three month periods ending June 30, 2008 and 2007 totaled approximately $0 and $2,700, respectively.  These same costs for the period six month period ending June 30, 2008 and 2007 totaled approximately $25,460 and $5,200.  These costs consist primarily of trade show, web site and publication expenses.

2.

Acquisitions

a)

Acquisitions

On January 10, 2007 the company UTEC, Inc. (formerly Lyon Capital Venture Corp, acquired UTEC Corporation, a global chemical and materials services company.  The Company is a leader in commercial explosives technology including development, analysis, testing and manufacturing.  UTEC Corporation, with sales of $1.4 million (unaudited, see Unaudited Pro forma results in this Note 2) for the twelve months ended December 31, 2006, has been fully integrated into UTEC, Inc. as of the end of calendar year 2007.

b)

Purchase Price and Value Assigned

The consideration for the UTEC Corporation acquisition consisted of 22,500,000 shares of restricted stock and 20,000 preferred shares.  The preferred shares were assigned a nominal value of $0.001 per share.  The common shares were valued at $0.08375 per share arrived at by dividing the net assets acquired (see Note 2 (c)) by the number of restricted stock issued in the exchange.

c)

 Allocation of Purchase Price

The UTEC Corporation acquisition is accounted for as a purchase business combination.  Assets acquired and liabilities assumed are recorded in the accompanying consolidated balance sheet at their estimate fair values as of January 10, 2007.  A final allocation of purchase price to the assets acquired and liabilities assumed at the date of acquisition is presented in the table below.

Current assets	$ 57,488
Property, plant and equipment	737,185
Identifiable intangible and other assets	1,200,000
Total assets acquired	1,994,673

Current liabilities	90,189

Net assets acquired	$1,904,484
Cash acquired	15,000

Purchase price, net of cash acquired	$1,889,484

3.

Property, Plant and Equipment

Property, plant and equipment consist of the following at June 30, 2008 and December 31, 2007:

	2008	2007
	(unaudited)

Buildings and leasehold improvements	$ 501,500	$ 501,500
Machinery and equipment	195,026	195,026
Transportation equipment	24,538	24,538
Furniture and fixtures	16,121	16,121
Constructed asset in progress	12,700	0
	749,885	737,185

Less accumulated depreciation	64,094	42,730
	$ 685,791	$ 694,455

Depreciation expense was $21,364 for each six-month period ended June 30, 2008 and 2007 and was $10,682 for the three month period ended March 31, 2008 and 2007.

4.

Operating Leases

The Company assumed a non-cancelable operating lease for a vehicle originally dated August 23, 2005. The lease requires monthly payments of $562 and expires August 23, 2008.

Total rent expense related to operating leases was approximately $1,686 for the three-month period ending June 31, 2008 and 2007 for each period and the total rent expense for the six months ending June 30, 2008 and 2007 was approximately $3,372 for each period.

Future minimum lease payments for 2008 are $1,124.

Future ground lease payments (see Note 5), subject to adjustment for inflation, are as follows:

2008

None

2009

None

2010

$85,800

2011

$85,800

2012

$85,800

5.

Related Party Transactions

a)  Shared Services

The accounting office of the Company and its subsidiary UTEC Corporation reside in Norman, Oklahoma and also serve as the accounting office and headquarters for Energetic Systems, Inc. LLC. (ESI).  For the three-month period ended June 30, 2008 and 2007, ESI charged the Company $12,754 and $17,280 respectively for such services.  For the six months ended June 30, 2008 and 2007 ESI charged the Company $25,491 and $30,900 respectively, all of which is payable at within thirty days of the invoice date.

b) Other related party transactions

From time to time the Company enters into arrangements for the provision of services from one or more of its Directors, or companies in which its Directors have a financial interest.

On January 11, 2007, the Company entered into an agreement with Red Stone Management Services, a company owned by Dr. Fortunato Villamagna, for the services of Dr. Villamagna as CEO of the Corporation.  Payments to Red Stone under this agreement are based on time actually spent on the business of the Company by Dr. Villamagna, subject to a minimum annual fee of $40,000.  During the six months ended June 30, 2008 and 2007, the Company has incurred management fee expense of $20,000 pursuant to this agreement, all of which is included in Accounts Payable to Related Parties, at June 30, 2008 and 2007 respectively.

On January 1, 2007 UTeC Corporation (a wholly owned subsidiary effective January 10, 2007) entered into a Ground Lease Agreement for the properties that it occupies in Cherokee County, Kansas.  This lease is with Energetic Properties, LLC., a subsidiary of Energetic Systems, Inc. LLC., a significant shareholder in the company.  The initial term of the lease is seven (7) years, with provision to extend for five additional one year renewal periods.  The annual rent is prepaid through December 31, 2009; thereafter UTeC Corporation is obligated to pay an annual rent of $85,800 per year subject to adjustment for changes in the Consumer Price Index.  The discounted value of the lease is $75,000 with an annual amortization of $10,700 with the net book value at June 30, 2008 and 2007 being $58,950 and $69,700.  The Agreement includes all other terms and conditions which are normal and usual for leases of this type.

c) Advances from Energetic Systems Inc., LLC

Energetic Systems, Inc., LLC. (ESI) which owns approximately 42% of the restricted common shares of UTEC, INC. and owns 100% of the predecessor company, UTeC Corporation, LLC that contributed its assets to form UTEC Corporation, is the processor of a credit facility of up to $200,000 from UTeC.  The amounts owing on that facility at the end of June 30, 2008 and 2007 are $191,000 and $151,998 respectively.  Interest expense accrued on the line of credit was $1,500 and $558 during the six months ended June 30, 2008 and 2007, respectively and $1,380 and $0 for the three month ended June 30, 2008 and 2007, respectively.

6.

Intangible Assets

Intangible assets consist of the following at June 30, 2008 and December 31, 2007:

	2008	2007
	(unaudited)

Patent rights	71,600	71,600
Customer relationships	1,125,000	1,125,000
Accumulated amortization	(104,429)	(69,350)
	$ 1,092,171	$ 1,127,250

 The Patent rights are based upon the contractual agreement between the Company and Ceramatec, as described in Note 9.  The Company is amortizing these Patent rights over 17 years.

Customer relationships represent the net present value of the discounted cash flows of customer relationships contributed by the Company in connection with the acquisition.  Although the Company does not typically have long-term contracts with these customers, most of them have been customers of the Company for many years.  The Company is amortizing the net present value of the estimated future cash flows of these customers over seventeen (17) years, which is based on the consistency, length and the unique nature of the customer relationships and the service which the Company provides.

Amortization expense for the next five years related to intangible assets is expected to be as follows:

2008

$70,400

2009

70,400

2010

70,400

2011

70,400

2012

70,400

7.

Earnings (Loss) Per Share

Basic earnings (loss) per share (“EPS”) excludes dilution and is calculated by dividing net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding during the period.  Diluted EPS is computed in a manner similar to that of basic EPS except that the weighted-average number of common shares is increased to include the number of incremental common shares (computed using the Treasury Stock method) that would have been outstanding if all potentially dilutive common shares (such as stock options) were issued during the period.  Diluted EPS is the same as basic EPS if the effect of the incremental shares is anti-dilutive.

For the six  and three months ended June 30, 2008 and 2007, basic and diluted earnings (loss) per share were the same, as all potentially dilutive shares were anti-dilutive.

8.

Income Taxes

The provision for income taxes consists of the following for the six and three months ended June 30:

Six months (unaudited)		Three months (unaudited)
2008	2007	2008	2007

Current	$ (0)	$ 24,696	$ (0)	$ 24,696
Deferred (benefit)	(27,400)	(20,800)	(82,400)	30,700
Total	$(27,400)	$ 3,896	$(82,400)	$ 55,396

The Deferred tax asset consists of the following at June 30, 2008 and December 31, 2007:

	2008	2007
	(unaudited)

Accrued liabilities not currently deductible	$ (16,600)	$ (16,600)
Deferred stock compensation	(12,200)	(40,800)
Deductible prepaid insurance	6,700	2,300
Net operating loss carryforwards	(125,200)	(64,800)
Net Deferred Tax Asset	$(147,300)	$ (119,900)

In assessing the realizability of the net deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon either the generation of future taxable income during the periods in which those temporary differences are expected to become deductible.  Management considers the entire deferred tax asset to be fully realizable at June 30, 2008, and accordingly, has not recorded a valuation allowance.

The Company is not currently subject to any specific audit by any federal, state or local taxing authority.  There are no unrecognized tax benefits or tax positions previously taken which could give rise to uncertainty, and therefore there are no calculations or classifications of interest, penalties, or effects on income taxes related to such uncertainties.

At June 30, 2008, the Company has net operating loss carryforwards totaling approximately $330,000, which primarily begin to expire in 2022.

Actual income taxes differ from “expected” income tax, computed by applying the U.S. Federal corporate income tax rate of 34% to earnings (loss) from operations before income taxes for the six and three months ended June 30 as follows:

Six months

2008 (unaudited)

2007 (unaudited)

	Six months
	2008 (unaudited)		2007 (unaudited)
Computed expected income taxes	$(47,400)	(34.0)%	$(10,100)	(34.1)%
Nondeductible expenses	22,900	16.4	25,200	85.0
Other, principally state taxes	(2,900)	(2.1)	(12,900)	(43.5)
Provision (reversal) for valuation allowance	0	(0.0)	1,696	5.7
	$(27,400)	(19.6)%	$3,896	13.1%

Three months

2008 (unaudited)

2007 (unaudited)

Computed expected income taxes	$(87,600)	(34.0)%	$40,400	34.0%
Nondeductible expenses	13,900	34.0	9,200	34.2
Other, principally state taxes	(8,700)	3.4	5,796	5.0
Provision (reversal) for valuation allowance	0	(0.0)	0	(0.0)
	$(82,400)	3.4%	$55,396	73.2%

9.

Contractual Obligations

a)  Ceramatec, Inc.

Effective February 1, 2007 the company entered into a License and Supply Agreement with Ceramatec, Inc. of Salt Lake City, Utah (“License”) for a world wide exclusive royalty-free license to practice Cermatec’s Gild Arc Plasma Oxidizer technology for the destruction of solid and liquid hazardous chemicals and biologicals.  The agreement continues to the full end of the term or terms for which patent rights held by Ceramatec and related to the technology have not expired.

In connection with the agreement, the Company granted 850,000 shares of its Common Stock to Ceramatec.  Subject to any Securities and Exchange Commission regulations, Ceramatec may sell its stock starting two years from the Effective Date of the agreement. The Ceramatec agreement provided for (i) a license to the technology, (ii) support with the technology and (iii) a supply agreement with Ceramatec in exchange for the shares provided.

The shares to Ceramatec were provided for item ( i ), the license. The support and supply agreement ( i & ii ) were included in the supply agreement and payments made to Ceramatec to purchase the equipment and units specified in the agreement.

The restricted stock given in exchange for the exclusive licensing agreement with Ceramatec was valued at $0.0842 per share.  This value was adopted from the calculation of the value of the restricted shares given in exchange for the acquired company, Utec Corporation.  See note 2 (b) of the Financial Statements.  The agreement with Ceramatec is dated February 1, 2007 within three weeks of the day UTEC Corporation was acquired.  Although the market price at the close of business on February 1, 2007 was $0.52 per share a true trading market for the stock had not been established during that brief period and Management believed a more accurate fair value was represented by the value established in the acquisition of Utec Corporation.  The Company has accounted for its share-based payments in accordance with SFAS 123(R), “Share Based Payments”, and EITF Issue 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.

If Ceramatec is not able to sell its stock granted under this agreement for at least $700,000 within the first two years after it is allowed to sell its stock under this agreement, then any license granted under this agreement shall become non-exclusive.  Ceramatec agreed to pay a finders fees of 85,000 shares to a third party in connection with this agreement.

The Company is amortizing the asset over seventeen (17) years, which is the estimated remaining life of the patents to which the Company has exclusivity rights.  See Note 5.

During the term of the License, the company is obligated to purchase plasma oxidizer units from Ceramatec in order to maintain exclusivity under the license agreement. The company’s minimum obligations under this purchase arrangement are $100,000 in 2008, $200,000 in 2009 and $600,000 for each remaining year of the agreement. If the minimum purchase requirement is not met for any year, the license grant of this agreement shall automatically convert from exclusive to nonexclusive for the remainder of the term of the agreement.

The License includes a provision that entitles the Company to any improvements to the technology, whether patentable or not, without further cost to the Company.

b)  Princeton Research

Effective September 17, 2007 the company entered into an agreement with Princeton Research for corporate services.  In exchange for these services the company issued 50,000 common shares to Princeton.  The shares were valued at $0.45 per share equal to the market value of the stock on the agreement signing date.  The services were rendered in 2007 and the amortization of $22,500 was fully expensed before by year end.

c) BioEnergy Applied Technologies, LLC

On April 4, 2008, the Company entered into a joint technical development and marketing agreement (“Marketing Agreement”) with BioEnergy Technologies, LLC (“BAT”), a corporation jointly owned by two directors of the company.  Pursuant to the term of the Marketing Agreement, the Company and BAT have agreed to undertake a joint technical development and marketing program to develop and sell certain patented technology held by BAT and to pursue certain business opportunities.  The parties will share equally in the net profits before taxes in connection with the license or sale of the patented technology pursuant to the Marketing Agreement.

As additional consideration, for each year in which the grant of the Subject Matter under the Marketing Agreement is exclusive to the Company, the Company will issue 200,000 options to purchase 200,000 shares of its common stock to BAT or its nominee.  Options will be issued at the end of each year of exclusivity, beginning April 1, 2009.  The options granted hereunder will be for a period of ten (10) total years, exercisable at a price of $0.28 per share.

10.

Employee Stock Plan

Effective March 26, 2008 the restricted shares issued pursuant to the Employee Stock Ownership Plan dated January 11, 2007 were cancelled in their entirety, except for 16,000 which were misplaced by the employee and will be cancelled in a timely manner.  The Plan has since been rescinded.

In its place each employee signed an Employee Stock Option Plan dated March 26, 2008. The plan contains no provision for vesting and each employee may exercise their rights to purchase shares at the strike price of $0.25 on the plan date.  The unexercised options terminate at the end of five years or upon the employee being terminated from the Company whichever is earlier.

The fair value of each option award is estimated on the date of grant using a Black-Scholes valuation model that uses the assumptions noted in the following table.  Expected volatilities are based on implied volatilities from traded options on the Company’s stock in addition to other publicly traded companies stock within the market segment of industrial waste management. This is due primarily to the fact that The Company does not have enough history to properly ascertain the volatility rate.  The expected term of options granted is also estimated since the company does not have a history of granting stock rights and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the Libor rate in effect at the time of grant.

FYE 2007
Expected volatility	71.44%
Expected dividends	0.00
Expected term (in years)	3.5
Risk-free rate	2.67%

A summary of the status of The Company’s non-vested stock options as of June 30, 2008 is presented below:

Non-vested Options	Options (000)	Weighted- Average Grant-Date Fair Value

Non-vested at January 1, 2008	0	$0.00
Granted	1,914	0.236
Vested	1,914	0.236
Forfeited	0	0.00
Non-vested at March 31, 2008	0	$0.00

For the three months ended March 31, 2008, the Company did not recognize compensation expense and a corresponding increase to Common Stock and Additional Paid-in Capital based upon the estimated fair value of the Common Stock at the date of the grant and the vesting period of the grants due to the Plan being adopted so late in the quarter with no appreciable time having lapsed for amortization to be taken.

For the three and six month period ending June 30, 2008 share based compensation expense of $32,250 was recognized.

11.

New Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, as amended in February 2008 by FSP FAS 157-2, Effective Date of FASB Statement No. 157. The provisions of SFAS No. 157 are effective for the Company as of January 1, 2008. However, FSP FAS 157-2 defers the effective date for all nonfinancial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until January 1, 2009. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. We do not expect the adoption of this statement to have a material impact on our financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115. The provisions are effective for the Company as of January 1, 2008. This statement permits entities to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses on these instruments in earnings. We do not expect the adoption of this statement to have a material impact on our financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. The provisions, which change the way companies account for business combinations, are effective for the Company as of January 1, 2009. This statement requires the acquiring entity in a business combination to recognize assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose all information needed by investors to understand the nature and financial effect of the business combination. We do not expect the adoption of this statement to have a material impact on our financial statements.

In December 2007, the FASB also issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51, the provisions of which are effective for the Company as of January 1, 2009. This statement requires an entity to classify noncontrolling interests in subsidiaries as a separate component of equity. Additionally, transactions between an entity and noncontrolling interests are required to be treated as equity transactions. We are currently evaluating the impact of this statement on our financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

2007 was the first year of operation for the Company., after it acquired the UTEC Corporation from Energetic Systems Inc, LLC..  In 2007, the Company was organized into three marketing units, Energetic Materials, Specialty Chemicals and Raw Materials and Hazardous Chemicals and Biological Waste Destruction.  The Company’s historical legacy business was primarily constituted by the first two marketing units and almost exclusively within the commercial explosives market.  Revenue comparisons are included from these two activities.

The new marketing unit, Hazardous Chemicals and Biological Waste Destruction was in a development stage during the year, and had no commercial revenues.  Focus during the year was on licensing and validation of the Cold Plasma Oxidizer technology, and on the development of the Company’s Waste Destruction System, identification of potential markets, and preparation of its business plan.  This business unit will be independently staffed and structured in order to pursue commercialization of Cold Plasma Oxidizer waste destruction systems during 2008.

Revenues

Revenues for the three and six months ended June, 2008 were $298,900 and $1,067,000, respectively.  For the three and six months ended June 30, 2007 revenues were $630,900 and $853,900, respectively. Major activities that contributed to this revenue were primarily in the areas of contract research and product development and independent product testing.  In addition, revenues totaling $22,500 and $538,500 for the three and six months ended June 30, 2008, came from the Specialty Chemicals Unit through the manufacture and sale of inorganic chemical sensitizers to customers engaged in commercial explosives production. For the three and six month periods ended June 30, 2007 revenue from the same products totaled $376,900 for each period.  For the six months ended June 30, 2008, this number has risen to about 48% of total sales.  We project that 2008 revenue will increase with new business in both areas, but most specifically in the Specialty Chemicals area as new materials are made available to customers, and developments in new technologies are pursued.

Expenses

The Company’s legacy business has historically been service based with temporary employees retained on an as needed basis to support manufacturing activities.  For the three and six month period ending June 30, 2008 the wage and burden expense as a percent of total expenses was 50% and 48% respectively, totaling $232,400 and $438,070, respectively.

The Company’s legacy business is engaged in the research, development, testing and analysis of commercial explosives.  Some of the R&D activities have been in the development of new or improved technologies or new product development to be used internally within the company.

Some of the other R&D activities during the last year have been in the testing, analysis and QC (quality control) areas and the costs associated with these activities were for the three and six months ended June 30, 2008, approximately $70,000 and $151,000, respectively.  These costs are passed to the Company’s customers, as per the agreements the Company has with the various customers.

The Company owns all of the research and testing facilities and these facilities are operated by Company personnel/employees.  None of the facilities are operated by the Company’s customers or licensees or any other third parties.

Travel related expenses, which mostly constitute business support and development activities, for the three and six month periods ending June 30, 2008 were $44,200 and $82,900 respectively, reflecting increased travel pursing financing arrangements and higher travel costs.  For the three and six month periods ending June 30, 2007 these same costs were $19,000 and $42,000, respectively.

Accounting and management expenses for the three months ending June 30, 2008 and the six months ended June 30, 2008, were $56,000 and $119,000, respectively, which includes accruals of $16,000 and $32,000, respectively.  For the same periods June 30, 2007 the costs were $9,000 and $38,500.

The company did not purchase any capital items in the six months ending June 30, 2008, but the Company is building an asset worth about $12,700 which will be placed in service later this year.  In the three month period ending March 31, 2008, a significant reversal of amortization expense was recorded to reflect the cancellation of the restricted stock issued to Directors, Officers and employees of the Company in 2007 totaling $107,000.  These restricted shares were replaced with options on March 26, 2008.  For the three and six months ended June 30, 2008, amortization expense of $32,250 was recorded for these new options.

Assets

The Company invoices its services and products as they are provided or shipped to its customers.  The majority of its sales are to customers who are large privately held or publicly traded organizations, many of whom have been in business for a number of years.  As a consequence, the Company’s record in collecting it’s accounts receivable is exemplary.  Although the nature of the Company’s business is expected to grow and change in the next several years, it is not expected that targeted customers’ profiles will differ significantly.  The Company therefore does not anticipate a change in credit risk.

The Company was self-funding for most of the year, drawing periodically on a credit facility provided to it by one of its shareholders. The Company has also had to rely on internally advanced short term funding for the three months ended June 30, 2008, in the amount of $191,000.  The company expects to pay this note in full before the end of 2008 and use cash flow from internally generated funds for the balance of the year ended December 31, 2008.

In addition to accounts receivable, the Company maintains a small inventory of supplies and materials necessary to support its legacy manufacturing and testing business.  This inventory turns regularly.  Some components are hazardous materials, and they are stored by the Company in federally and state-regulated storage facilities.  To the extent that any of the items included in inventory became obsolete during the year, the items were written off and disposed of.

Intangible assets consist mainly of the Company’s portfolio of intellectual property which is the basis for the Company’s research and development and testing activities. Patents currently held by the Company are listed in the table below:

DESCRIPTION	Serial No.	Filing Date	Reg. No.	Grant Date	Status/Comments

US PATENT Explosive Compositions	06/844,459	03/26/86	4,718,954	01/12/88	EXPIRED OWNER: UTeC Corporation, L.L.C. No more maintenance fees due. Responsible Attorney: Mary M. Lee
FOREIGN PATENT CanadaContinuous Perimeter Explosive	2,341,942	03/22/01	2,341,942	05/04/04	ISSUED OWNER: UTeC Corporation, L.L.C. Corresponds to 4580-074 & 075 Annuities Due March 22. Expires 03/22/21. Foreign Associate: Ridout & Maybee Responsible Attorney (U.S.): Mary M. Lee
US PATENT Explosive Primer	08/687,861	07/26/96	5,763,816	06/09/98	ISSUED OWNER: UTeC Corporation, L.L.C. Second Maintenance Fee Due 12/09/09 Expires 07/26/16 Responsible Attorney: Mary M. Lee
US PATENT Continuous Explosive Charge Assembly and Method for Loading Same in an Elongated Cavity	09/638,131	08/11/00	6,564,686	05/20/03	ISSUED OWNER: UTeC Corporation, L.L.C. 1st Maintenance Fee Due 11/20/06 Expires 08/11/20 (PTA=0) (Continuation filed - See file no. 4580-081) Responsible Attorney: Mary M. Lee
US PATENT (Divisional)

Continuous Explosive Charge Assembly and Method for Loading Same in an Elongated Cavity	10/286,322	10/31/02	6,722,251	04/20/04	ISSUED OWNER: UTeC Corporation, L.L.C. Divisional of 4580-075 1st Maintenance Fee Due 10/20/07 Expires 08/11/20 (PTA=0) Responsible Attorney: Mary M. Lee
US PATENT Alternative Use of Military Propellants as Novel Blasting Agents	08/383,526	02/03/95	5,608,184	03/04/97	ISSUED OWNER: UTeC Corporation, L.L.C. #3 Maintenance Fee Due 09/04/07 Expires 02/03/15 Possible Infringement by TPL in arbitration. (see file no. 4580-095). Responsible attorney: Mary M. Lee

US PATENT Beneficial Use of Energy-Containing Wastes	08/353,950	12/12/94	5,612,507	03/18/97

EXPIRED
CO-OWNED:  United Technologies Corp. & UTeC Corporation, L.L.C.
Expired 03-19-01 for nonpayment of first maintenance fee.
2nd maintenance fee not paid.
Responsible attorney:  UTC
Received info from UTC attorney George Romanik 07/01/05 regarding nonpayment of fees.

US PATENT Beneficial Use of Energy-Containing Wastes	08/249,328	05/26/94	5,536,897	07/16/96

EXPIRED
CO-OWNED:  United Technologies Corp. & UTeC Corporation, L.L.C.
Expired 7-17-00 for nonpayment of first maintenance fee.
2nd maintenance fee not paid.
Responsible attorney:  UTC
Received info from UTC attorney George Romanik 07/01/05 regarding nonpayment of fees.

US PATENT Development of New High Energy Blasting Products Using

Demilitarized Ammonium Picrate	09/401,627	09/22/99	6,214,140	04/10/01	ISSUED OWNER: UTeC Corporation, L.L.C. #2 Maintenance Fee Due 10/10/07 Expires 09/22/19 (PTA=0) Responsible Attorney: Mary M. Lee
INTERNATIONAL PATENT Alternative Use of Military Propellants as Novel Blasting Agents	PCT/US96/01284	CLOSED Corresponds to 5,608,184. Chinese national application filed and then abandoned.
U.S. Trademark "UTEC"	78/348,387	01/06/04	3,077,482	04/04/06	REGISTERED OWNER: UTeC Corporation, L.L.C. 8&15 Due 04/04/12 Responsible Attorney: Mary M. Lee
US PATENT (Divisional) Continuous Explosive Charge Assembly and Method for Loading Same in an Elongated Cavity	10/793,294	03/04/04	PENDING OWNER: UTeC Corporation, L.L.C. Division of 4580-075 & 081 Appeal No. 2006-1396. Appeal briefing completed; awaiting decision by the Board. Responsible Attorney: Mary M. Lee

US PATENT Method of Manufacturing A Cap Sensitive Aqueous Gel Suspension Explosive	3,962,001	06/08/76	REGISTERED OWNER: UTeC (Gulf Oil Corporation) Detagel Patent - EXPIRED
US PATENT Water Resistant Extrudable Aqueous Gel Blasting Agent and Simplified Method of Manufacture	4,213,809	07/22/80	REGISTERED OWNER: UTeC (Gulf Oil Corporation) 600 Patent - EXPIRED
US PATENT Process for Manufacturing Gas Entrained Aqueous Gel Explosive	3,783,053	01/01/74	REGISTERED OWNER: UTeC (Gulf Oil Corporation) IR Slurry Patent - EXPIRED
US PATENT Method of Forming in Place a Gelled Suspension Explosive	3,676,236	07/11/72	REGISTERED OWNER: UTeC (Gulf Oil Corporation) IR Slurry Patent - EXPIRED
US PATENT

Thickened Aqueous Ammonium Nitrate - Hexamethylenetetramine Explosive Containing Ammonium Perchlorate as Sensitivity Stabilizer	3,409,486	11/05/68	REGISTERED OWNER: UTeC (Gulf Oil Corporation) IR Slurry Patent - EXPIRED
US PATENT Canister for Aqueous Gel Explosive Primer	4,126,239	11/01/78	REGISTERED OWNER: UTeC (Gulf Oil Corporation) Detagel Booster Bottle Patent - EXPIRED

In addition, these patents, any licensed technology, and the know-how that resides within the Company represent the Company’s overall technology portfolio which goes beyond the patents directly held by the Company.

Property, plant and equipment is composed of the Company’s physical facilities at Riverton and Hallowell, Kansas, and related equipment and storage used in its business.  The Company’s facilities are located on lands leased from a subsidiary of Energetic Systems Inc., LLC., pursuant to a prepaid lease.

Liabilities

The Company’s liabilities primarily consist of current amounts payable or accrued to trade creditors, and amounts owing to related parties for management fees, expenses, and shared services.

Certain of the materials the company uses or handles are hazardous materials.  These materials are stored in federally and state licensed storage facilities, under permits granted to the Company.  As of June 30, 2008, the company was not in violation of any of its license and permits required to carry on its business.

Liquidity and Capital Resources

 As of June 30, 2008, the company had $100 cash on hand.  This was a temporary situation and with a temporary infusion of cash from an internal source company operations were not negatively affected.  Periodically, the Company finds itself in a negative cash flow position.  While the Company has limited liquidity, it did finish the year funding its operations with internally generated cash, with the exception of some short term temporary funding required during the third quarter.  When UTEC Corporation was formed and acquired by UTEC, Inc., management believed that the Company would need approximately $500,000 to properly fund operations until such time as the Company was able to generate enough cash flow from increased or new business to generate appropriate amounts of working capital.  This money was to be raised via a secondary offering or through private placements.  Due to current financial market conditions, the Company was unable to externally finance, through independent third parties, the projected $500,000 management believed would be necessary to properly fund operations.  The Company exceeded management’s cash flow projections and with short term financing from Energetic Systems, Inc. LLC (ESI) was able to meet its obligations.  To keep these short term borrowings to a minimum, the Company negotiated extended payment terms with some of our vendors. Management believes the Company will continue to have negative working capital for 2008 or until such time as market conditions improve and we can either raise sufficient funds via a secondary offering or private placement.  ESI has continued to fund the Company's short term needs in 2008 and has indicated a willingness to do so until such time as other funds become available.  As for years beyond 2008, Management believes the new business being developed will provide sufficient funds to adequately fund working capital for the foreseeable future.  Additionally, we are continuing our efforts to locate a substantial investor to fund many of our new business projects (e.g. waste destruction) and as part of that investment provide working capital for our ongoing legacy business needs.

To fund the expansion of the company’s business into the Hazardous Chemicals and Biological Waste Destruction business, the company will need to raise significant capital with debt and/or equity financing. If the company is unsuccessful in securing additional funding, the commercialization schedule for the new Waste Destruction marketing plan will be delayed.

 The Company believes it will generate sufficient cash flow to cover its current business responsibilities over the next 12 months, but if short term funding is necessary, the Company has assets available to act as security to guarantee short term funding from conventional loan sources. If necessary, the management may guarantee these potential loans, but there is no current written or oral agreement for such guarantees. The Company has from time to time sufficient receivables to act as security for short term funding guarantees.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4T. Controls and Procedures.

The management of UTEC, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). UTEC, Inc.’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with U.S. generally accepted accounting principles and reliability of financial reporting. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management maintains a comprehensive system of controls intended to ensure that transactions are executed in accordance with management’s authorization, assets are safeguarded, and financial records are reliable. Management also takes steps to ensure that information and communication flows are effective, and to monitor performance, including performance of internal control procedures.

UTEC, Inc.’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2008 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated

Framework. Based on this assessment, management believes that, as of June 30, 2008, the Company’s internal control over financial reporting is effective.

PART II — OTHER INFORMATION

Item 6. Exhibits

Exhibits:

Exhibit No.	Document	Location
31	Rule 13a-41(a)/15d-14(a) Certificates	Included
32	Section 1350 Certifications	Included

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UTEC, INC.

August 26, 2008

/s/ Fortunato Villamagna

Date

Fortunato Villamagna, Director & CEO,