Form 10-Q
period 2008-09-30
UTEC, INC.
filed 2008-11-19
CIK 1386018

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q

(Mark One)

X

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2008

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

              Yes  [   ]  No   [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 1, 2008, the Company had 51,968,159 issued and outstanding shares of its common stock.

PART I — FINANCIAL INFORMATION

The accompanying interim unaudited financial statements of UTEC, Inc. (a Nevada corporation) are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the year ended December 31, 2007 included in a Form 10 filed with the U.S. Securities and Exchange Commission (“SEC”) on May 14, 2008. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying interim financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying interim financial statements for the nine months ended September 30, 2008 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2008.

UTEC, INC.

Comparative Financial Statements and accompanying Notes

As of December 31, 2007 and for the nine months Ended September 30, 2008

Table of Contents

Financial Statement

Consolidated Balance Sheet

F-1

Statement of Operations

F-2

Statement of Stockholders' Equity

F-3

Statement of Cash Flows

F-4

Notes to Financial Statement

Organization and Summary of Significant Accounting Policies

5

Acquisitions

9

Property, Plant and Equipment

9

Operating Leases

10

Related Party Transactions

10

Intangible Assets

11

Earnings (Loss) Per Share

12

Income Taxes

13

Contractual Obligations

14

Employee Stock Plan

16

New Accounting Pronouncements

17

UTEC Inc.
Consolidated Balance sheet
As of September 30, 2008 (unaudited) and December 31, 2007

	2008 (unaudited)	2007
ASSETS

Current Assets
Cash and cash equivalents	$13,309	$89,377
Accounts receivables	197,280	52,415
Inventory	28,093	59,440
Prepaid expenses	17,750	6,115

Deferred Tax Asset (Note 8)	-	14,300
Total Current Assets	256,432	221,647

Prepaid Ground Lease (Note 5)	55,891	64,300
Intangible Assets, net (Note 6)	1,074,964	1,127,250
Property, plant & equipment, net (Note 3)	744,142	694,455
Deferred Tax Asset (Note 8)	124,200	105,600
Total assets	$2,255,629	$2,213,252

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$241,161	$247,308
Amounts payable to related parties	136,959	115,062
Short term note to related parties	112,000	-

Total Current Liabilities	490,120	362,370

STOCKHOLDERS' EQUITY
Authorized:
74,000,000 common shares, par value of $0.001 per share
Issued and outstanding:

51,968,159 at September 30, 2008	51,968
53,756,159 at December 31, 2007		53,756

1,000,000 preferred shares, par value of $0.001 per share
Issued and outstanding:

42,013 at September 30, 2008	42
42,013 at December 31, 2007		42

Additional paid in capital	2,117,263	2,116,376

Retained earnings (deficit)	(403,764)	(319,292)
Total Stockholders' Equity	1,765,509	1,850,882
Total liabilities and stockholders' equity	$2,255,629	$2,213,252
The accompanying notes are an integral part of these financial statements.

UTEC Inc.

Comparative Consolidated Statement of Operations

	Nine-month period ended September 30		Three-month period ended September 30
	2008 (unaudited)	2007 (unaudited)	2008 (unaudited)	2007 (unaudited)
Revenue
Revenue	$1,888,427	$1,146,571	$821,361	$292,629

Operating Expenses
Cost of Sales	521,259	197,920	247,477	44,744
General and administrative expense	689,044	433,387	248,093	108,662
Selling expense	198,961	101,115	56,259	55,290
Research and development expense	567,935	643,425	235,003	283,566

Total operating expenses	1,977,199	1,375,847	786,832	492,262

Income (loss) before income taxes	(88,772)	(229,276)	34,529	(199,633)

Provision for income taxes (benefit)	(4,300)	(43,700)	23,100	(47,596)

Net income (loss)	$(84,472)	$(185,576)	$11,429	$(152,037)

Earnings (loss) per share - basic and diluted	$(0.002)	$(0.0035)	$0.000	$(0.003)

Weighted average number of common shares outstanding as of September 30
	52,538,590	52,623,413	51,968,159	53,707.759
The accompanying notes are an integral part of these financial statements.

UTEC Inc.

Comparative Consolidated Statements of Stockholders' Equity for the nine-month period ended September 30, 2008 (unaudited) and the year ended December 31, 2007

	2007
	Common shares	Preferred Shares	Par value	Additional Paid-in Capital	Retained Earnings (Deficit)
Balance January 1	25,917,159	22,013	$25,939	$ -	$ (33,951)

Common shares issued for purchase of ESI at $0.001	22,500,000		22,500	1,879,439
Common shares issued for finders fee at $0.001	2,525,000		2,525
Preferred shares issued for purchase of ESI at $0.001		20,000	20

Common shares issued pursuant to employee stock grants	1,914,000		1,914	105,487
Common shares issued for patent rights and contractual services	850,000		850	70,750
Common shares issue for consulting services	50,000		50	22,450
Capital contribution by shareholder for consulting services				38,250

Net Loss for the twelve months ended December 31, 2007			-	-	(285,341)

Balance, December 31, 2007	53,756,159	42,013	$53,798	$2,116,376	$(319,292)

	2008
	Common shares	Preferred Shares	Par value	Additional Paid-in Capital	Retained Earnings (Deficit)
Balance January 1, 2008	53,756,159	42,013	$53,798	$2,116,376	$ 319,292)

Cancel shares issued pursuant to employee stock grants (unaudited)	(1,898,000)		(1,914)	(105,487)

Sale of outstanding non-restricted stock (unaudited)	110,000		126	41,874

Options issued pursuant to employee option plan (unaudited)				64,500

Net Loss for the nine months ended September 30 (unaudited)					(84,472)

Balance, September 30, 2008	51,968,159	42,013	$52,010	$2,117,263	$(403,764)

The accompanying notes are an integral part of these financial statements.

UTEC Inc.
Comparative Consolidated Statements of Cash Flows
for the nine-month period ended September 30
	2008 (unaudited)	2007 (unaudited)

Cash flows from operating activities:
Net Income (loss)	$(84,472)	$(185,576)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation	32,200	32,048
Amortization of intangibles	60,694	59,950
Employee option grants issued	64,500
Employee stock grants issued	-	79,167
Employee stock grants issued (cancellation)	(107,401)
Stock grants issued in exchange for services		22,450
Deferred tax benefit	(4,300)	(43,700)
Accounts receivables	(144,865)	(100,349)
Inventories	31,347	-
Prepaid Expenses	(11,635)	-
Accounts payable and accrued liabilities	15,751	139,119
Total cash flows from operating activities	(148,181)	3,109

Cash flows from investing activities
Payments for property, plant and equipment	(81,887)	-
Cash in UTEC Corporation when contributed to UTEC Inc.	-	15,000
Total cash flow from investing activities	(81,887)	15,000

Cash flows from financing activities
Proceeds from line-of-credit from related party	286,936	-
Repayment on line-of-credit to related party	174,936	-
Sale of Common Stock	42,000
Total cash flows from financing activities	154,000	-

Increase (decrease) in cash and equivalents	(76,068)	18,109
Cash and cash equivalents, beginning of period	89,377	$20,100
Cash and cash equivalents, end of period	$13,309	$38,209

Supplemental Disclosure
Income taxes paid	$ -	$ -
Interest paid	$ 10,261	$ 558
Supplemental Schedule of Noncash Investing and Financing Activities:
Assets acquired and liabilities assumed in the acquisition:
Accounts receivable	$ -	$ 42,488
Property and equipment	$ -	$ 737,185
Intangible assets	$ -	$1,200,000
Accounts payable and accrued liabilities	$ -	$ (90,189)
Common stock issued in exchange for patent rights	$ -	$ 1,600
The accompanying notes are an integral part of these financial statements.

UTEC, INC.

Notes to Consolidated Financial Statements

September 30, 2008 and December 31, 2007

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

The results of operation for the three and nine month periods ended September 30, 2008 and 2007, are not necessarily indicative of the results to be expected for the full year.

c) Principles of Consolidation

The financial statements of the Company include the accounts of the Company and its wholly owned subsidiary, UTEC Corporation.  All intercompany accounts and transactions have been eliminated in consolidation.

d) Cash and Cash Equivalents

For the purpose of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.  The Company had $13,309 and $89,377 cash or cash equivalents at September 30, 2008 and December 31, 2007 respectively

e) Trade Accounts Receivable and Credit Policy

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

For the three months ended September 30, 2008, two customers accounted for approximately 58% and 12% of the company sales.

For the nine months ended September 30, 2008, two customers accounted for approximately 53% and 15% of the Company’s net sales, respectively.

For the three months ended September 30, 2007, one customer accounted for approximately 33% of the company sales.

For the nine months ended September 30, 2007, two customers accounted for approximately 43% and 26% of the Company’s net sales.

At December 31, 2007 and September 30, 2008, one customer accounted for approximately 80% and 38% respectively of the Company’s accounts receivable.

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

m) Going Concern Assumption

The Company’s group of activities consists solely of UTeC Corporation.  The Company’s business outlook for 2008 includes continuing the second year of a five (5) year technical services contract with Hallowell Manufacturing LLC to support the product and manufacturing technology at the Hallowell explosives plant site. The business plan for the Company is to add to its portfolio of intellectual property by signing agreements with other companies with existing technology in the materials processing business.  The Company will develop those technologies for use in undeveloped markets. The Company also plans to expand its material sales business which currently constitutes less than 20% of its revenue. The Company’s focus in this area will be to develop overseas sources of raw materials for sale to companies it already does business with or in markets where it has a presence.  For the nine months ended September 30, 2008 this number has risen to about 53% of total sales.  We expect to end the fiscal year 2008 with the share of the total revenue in excess of last years.

n)  Intangible Assets Acquired

Intangible assets are accounted for in accordance with Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets.

Intangible assets acquired consist of a customer list and patent rights.  These intangible assets are amortized over their useful lives and tested for impairment if certain circumstances indicate and impairment may exist.  As of September 2008 the remaining amortization period is fifteen years for the customer list and patent rights.

Intangible assets that are amortized are tested for impairment at the asset level associated with the lowest level of cash flows.  An impairment exists if the carrying value of the asset is i) not recoverable (the carrying value of the asset is greater than the sum of the undiscounted cash flows) and ii) is greater than its fair value.

o)  Advertising Costs

Advertising costs are expensed as incurred and for the three-month periods ending September 30, 2008 and 2007 totaled approximately $6,162 and $24,807, respectively.  These same costs for the period nine-month period ending September 30, 2008 and 2007 totaled approximately $41,554 and $27,312.  These costs consist primarily of trade show, web site and publication expenses.

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

Current assets	$57,488
Property, plant and equipment	737,185
Identifiable intangible and other assets	1,200,000
Total assets acquired	1,994,673

Current liabilities	90,189

Net assets acquired	$1,904,484
Cash acquired	15,000

Purchase price, net of cash acquired	$1,889,484

3.

Property, Plant and Equipment

Property, plant and equipment consist of the following at September 30, 2008 and December 31, 2007:

	2008	2007
	(unaudited)

Buildings and leasehold improvements	$501,500	$501,500
Machinery and equipment	214,896	195,026
Transportation equipment	24,538	24,538
Furniture and fixtures	16,121	16,121
Constructed asset in progress	62,017	0
	819,072	737,185
Less accumulated depreciation	74,930	42,730
	$744,142	$694,455

Depreciation expense was approximately $32,000 for each nine-month period ended September 30, 2008 and 2007 and was $10,682 for the three-month period ended September 30, 2008 and 2007.

4.

Operating Leases

The Company assumed a non-cancelable operating lease for a vehicle originally dated August 23, 2005. The lease requires monthly payments of $562 and expires August 23, 2008.

Total rent expense related to operating leases was approximately $1,686 for the three-month period ending September 30, 2008 and 2007 for each period and the total rent expense for the nine months ending September 30, 2008 and 2007 was approximately $4,496 and $5,058 respectively.

Future ground lease payments (see Note 5), subject to adjustment for inflation, are as follows:

2008

None

2009

None

2010

$85,800

2011

$85,800

2012

$85,800

5.

Related Party Transactions

a)  Shared Services

The accounting office of the Company and its subsidiary UTEC Corporation reside in Norman, Oklahoma and also serve as the accounting office and headquarters for Energetic Systems, Inc. LLC. (ESI).  For the three-month period ended September 30, 2008 and 2007, ESI charged the Company $12,645 and $20,941 respectively for such services.  For the nine months ended September 30, 2008 and 2007 ESI charged the Company $38,136 and $51,841 respectively, all of which is payable within thirty days of the invoice date.

b) Other related party transactions

From time to time the Company enters into arrangements for the provision of services from one or more of its Directors, or companies in which its Directors have a financial interest.

On January 11, 2007, the Company entered into an agreement with Red Stone Management Services, a company owned by Dr. Fortunato Villamagna, for the services of Dr. Villamagna as CEO of the Corporation.  Payments to Red Stone under this agreement are based on time actually spent on the business of the Company by Dr. Villamagna, subject to a minimum annual fee of $40,000.  During the nine months ended September 30, 2008 and 2007, the Company has incurred management fee expense of $20,000 pursuant to this agreement, all of which is included in Accounts Payable to Related Parties, at September 30, 2008 and 2007 respectively.  The agreement was revised as of September 30, 2008 and the minimum annual fee increased to $150,000 of which $12,500 was expensed in September of 2008.

On January 1, 2007 UTeC Corporation (a wholly owned subsidiary effective January 10, 2007) entered into a Ground Lease Agreement for the properties that it occupies in Cherokee County, Kansas.  This lease is with Energetic Properties, LLC., a subsidiary of Energetic Systems, Inc. LLC., a significant shareholder in the company.  The initial term of the lease is seven (7) years, with provision to extend for five additional one year renewal periods.  The annual rent is prepaid through December 31, 2009; thereafter UTeC Corporation is obligated to pay an annual rent of $85,800 per year subject to adjustment for changes in the Consumer Price Index.  The discounted value of the lease is $75,000 with an annual amortization of $10,700 with the net book value at September 30, 2008 and 2007 being $55,891 and $65,891.  The Agreement includes all other terms and conditions which are normal and usual for leases of this type.

c) Advances from Energetic Systems Inc., LLC

Energetic Systems, Inc., LLC. (ESI) which owns approximately 42% of the restricted common shares of UTEC, INC. and owns 100% of the predecessor company, UTeC Corporation, LLC that contributed its assets to form UTEC Corporation, is the processor of a credit facility of up to $200,000 from UTeC.  The amounts owing on that facility at the end of September 30, 2008 and 2007 are $112,000 and $0 respectively.  Interest expense accrued on the line of credit was $10,260 and $558 during the nine months ended September 30, 2008 and 2007, respectively and $2,967 and $0 for the three month ended September 30, 2008 and 2007, respectively.

6.

Intangible Assets

Intangible assets consist of the following at September 30, 2008 and December 31, 2007:

	2008	2007
	(unaudited)

Patent rights	71,600	71,600
Customer relationships	1,125,000	1,125,000
Accumulated amortization	(121,635)	(69,350)
	$1,074,965	$1,127,250

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

For the nine and three months ended September 30, 2008 and 2007, basic and diluted earnings (loss) per share were the same, as all potentially dilutive shares were anti-dilutive.

8.

Income Taxes

The provision for income taxes consists of the following for the nine and three months ended September 30:

	Nine months (unaudited)		Three months (unaudited)
	2008	2007	2008	2007

Current	$(0)	$0	$(0)	$0
Deferred (benefit)	(4,300)	(43,700)	23,100	47,596
Total	$(4,300)	$(43,700)	$23,100	$(47,596)

The Deferred tax asset consists of the following at September 30, 2008 and December 31, 2007:

	2008	2007
	(unaudited)

Accrued liabilities not currently deductible	$(16,600)	$(16,600)
Deferred stock compensation	(24,500)	(40,800)
Deductible prepaid insurance	6,700	2,300
Net operating loss carryforwards	(89,800)	(64,800)
Net Deferred Tax Asset	$(124,200)	$(119,900)

In assessing the realizability of the net deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon either the generation of future taxable income during the periods in which those temporary differences are expected to become deductible.  Management considers the entire deferred tax asset to be fully realizable at September 30, 2008, and accordingly, has not recorded a valuation allowance.

The Company is not currently subject to any specific audit by any federal, state or local taxing authority.  There are no unrecognized tax benefits or tax positions previously taken which could give rise to uncertainty, and therefore there are no calculations or classifications of interest, penalties, or effects on income taxes related to such uncertainties.

At September 30, 2008, the Company has net operating loss carryforwards totaling approximately $231,000, which primarily begin to expire in 2022.

Actual income taxes differ from “expected” income tax, computed by applying the U.S. Federal corporate income tax rate of 34% to earnings (loss) from operations before income taxes for the nine and three months ended September 30 as follows:

	Nine months
	2008 (unaudited)		2007 (unaudited)
Computed expected income taxes	$(30,200)	(34.0)%	$(78,000)	(34.1)%
Nondeductible expenses	26,400	29.7	31,700	85.0

Other, principally state taxes	(500)	(0.6)	2,600	(43.5)
Provision (reversal) for valuation allowance	0	(0.0)	0	5.7
	$(4,300)	(4.8)%	$(43,700)	19.1%

	Three months
	2008 (unaudited)		.2007 (unaudited)
Computed expected income taxes	$17,200	(34.0)%	$(67,900)	34.0%
Nondeductible expenses	3,500	34.0	6,500	34.2
Other, principally state taxes	2,400	3.4	904	5.0
Provision (reversal) for valuation allowance	0	(0.0)	12,900	(0.0)
	$23,100	3.4%	$(47,596)	73.2%

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

FYE 2007
Expected volatility	71.44%
Expected dividends	0.00
Expected term (in years)	3.5
Risk-free rate	2.67%

A summary of the status of The Company’s non-vested stock options as of September 30, 2008 is presented below:

Non-vested Options	Options (000)	Weighted- Average Grant-Date Fair Value
Non-vested at January 1, 2008	0	$0.00
Granted	1,914	0.236
Vested	1,914	0.236
Forfeited	0	0.00
Non-vested at September 30, 2008	0	$0.00

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

For the three and nine month period ending September 30, 2008 share based compensation expense of $32,250 and $64,500 was recognized, respectively.

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

Revenues

Revenues for the three and nine months ended September 2008 were $821,400 and $1,888,400, respectively.  For the three and nine months ended September 30, 2007 revenues were $292,600 and $1,146,600, respectively. Major activities that contributed to this revenue were primarily in the areas of contract research and product development and independent product testing.  Revenues totaling $647,000 and $1,185,700 for the three and nine months ended September 30, 2008, came from the Specialty Chemicals Unit through the manufacture and sale of inorganic chemical sensitizers to customers engaged in commercial explosives production. For the three and nine month periods ended September 30, 2007 revenue from the same products totaled $115,300 and $471,100, respectively for each period.  For the nine months ended September 30, 2008, this number has risen to about 62% of total sales.  We project that 2008 revenue will increase with new business in both areas, but most specifically in the Specialty Chemicals area as new materials are made available to customers, and developments in new technologies are pursued.

Expenses

The Company’s legacy business has historically been service based with temporary employees retained on an as needed basis to support manufacturing activities.  For the three and nine month period ending September 30, 2008 the wage and burden expense as a percent of total expenses was 42% and 39% respectively, totaling $237,200 and $568,300, respectively.

The Company’s legacy business is engaged in the research, development, testing and analysis of commercial explosives.  Some of the R&D activities have been in the development of new or improved technologies or new product development to be used internally within the company.

Some of the other R&D activities during the last year have been in the testing, analysis and QC (quality control) areas and the costs associated with these activities were for the three and nine months ended September 30, 2008, approximately $70,000 and $151,000, respectively.  These costs are passed to the Company’s customers, as per the agreements the Company has with the various customers.

The Company owns all of the research and testing facilities and these facilities are operated by Company personnel/employees.  None of the facilities are operated by the Company’s customers or licensees or any other third parties.

Travel related expenses, which mostly constitute business support and development activities, for the three and nine month periods ending September 30, 2008 were $32,700 and $97,000 respectively, reflecting increased travel pursing financing arrangements and higher travel costs.  For the three and nine month periods ending September 30, 2007 these same costs were $21,700 and $55,000, respectively.

Accounting and management expenses for the three months ending September 30, 2008 and the nine months ended September 30, 2008, were $71,300 and $210,500, respectively, which includes accruals of $32,000 and $48,000, respectively.  For the same periods September 30, 2007 the costs were $78,000 and $126,600.

The company expended capital items in the three months ending September 30, 2008 totaling $21,000, and the Company is building an asset which will be placed in service later this year.  In the three month period ending March 31, 2008, a significant reversal of amortization expense was recorded to reflect the cancellation of the restricted stock issued to Directors, Officers and employees of the Company in 2007 totaling $107,000.  These restricted shares were replaced with options on March 26, 2008.  For the three and nine months ended September 30, 2008, amortization expense of $64,500 was recorded for these new options.

Assets

The Company invoices its services and products as they are provided or shipped to its customers.  The majority of its sales are to customers who are large privately held or publicly traded organizations, many of whom have been in business for a number of years.  As a consequence, the Company’s record in collecting its accounts receivable is exemplary.  Although the nature of the Company’s business is expected to grow and change in the next several years, it is not expected that targeted customers’ profiles will differ significantly.  The Company therefore does not anticipate a change in credit risk.

The Company was self-funding for most of the year, drawing periodically on a credit facility provided to it by one of its shareholders. The Company has also had to rely on internally advanced short term funding for the three months ended September 30, 2008, in the amount of $112,000.  The company expects to carry a balance through to the end of the year absent new or additional investment.

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

Intangible assets consist mainly of the Company’s portfolio of intellectual property which is the basis for the Company’s research and development and testing activities. Patents currently held by the Company were previously listed in the Company’s Form 10 filed on March 31, 2008, and amended.

The Company’s patents, any licensed technology, and the know-how that resides within the Company represent the Company’s overall technology portfolio which goes beyond the patents directly held by the Company.

Property, plant and equipment is composed of the Company’s physical facilities at Riverton and Hallowell, Kansas, and related equipment and storage used in its business.  The Company’s facilities are located on lands leased from a subsidiary of Energetic Systems Inc., LLC. pursuant to a prepaid lease.

Liabilities

The Company’s liabilities primarily consist of current amounts payable or accrued to trade creditors, and amounts owing to related parties for management fees, expenses, and shared services.

Certain of the materials the company uses or handles are hazardous materials.  These materials are stored in federally and state licensed storage facilities, under permits granted to the Company.  As of September 30, 2008, the company was not in violation of any of its license and permits required to carry on its business.

Liquidity and Capital Resources

 As of September 30, 2008, the company had $13,000 cash on hand.  This was a temporary situation and with a temporary infusion of cash from an internal source company operations were not negatively affected.  Periodically, the Company finds itself in a negative cash flow position.  While the Company has limited liquidity, it did finish the year funding its operations with internally generated cash, with the exception of some short term temporary funding required during the third quarter.  When UTEC Corporation was formed and acquired by UTEC, Inc., management believed that the Company would need approximately $500,000 to properly fund operations until such time as the Company was able to generate enough cash flow from increased or new business to generate appropriate amounts of working capital.  This money was to be raised via a secondary offering or through private placements.  Due to current financial market conditions, the Company was unable to externally finance, through independent third parties, the projected $500,000 management believed would be necessary to properly fund operations.  The Company exceeded management’s cash flow projections and with short term financing from Energetic Systems, Inc. LLC (ESI) was able to meet its obligations.  To keep these short term borrowings to a minimum, the Company negotiated extended payment terms with some of our vendors. Management believes the Company will continue to have negative working capital for 2008 or until such time as market conditions improve and we can either raise sufficient funds via a secondary offering or private placement.  ESI has continued to fund the Company's short term needs in 2008 and has indicated a willingness to do so until such time as other funds become available.  As for years beyond 2008, Management believes the new business being developed will provide sufficient funds to adequately fund working capital for the foreseeable future.  Additionally, we are continuing our efforts to locate a substantial investor to fund many of our new business projects (e.g. waste destruction) and as part of that investment provide working capital for our ongoing legacy business needs.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4T. Controls and Procedures.

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2008.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2008 our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2008.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

PART II — OTHER INFORMATION

Item 6. Exhibits

Exhibits:

Exhibit No.	Document	Location
31	Rule 13a-41(a)/15d-14(a) Certificates	Included
32	Section 1350 Certifications	Included

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UTEC, INC.

November 18, 2008

/s/ Fortunato Villamagna

Date

Fortunato Villamagna, Director & CEO,