Form 10-K
period 2008-12-31
UTEC, INC.
filed 2009-04-15
CIK 1386018

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

to

Commission file number

UTEC, INC.

(Exact name of registrant as specified in its charter)

NEVADA

20-5936198

             State or other jurisdiction of                                                                                      (I.R.S. Employer

            incorporation or organization                                                                                    Identification No.)

2420 SPRINGER DRIVE SUITE 110 NORMAN, OK

73069

(Address of principal executive offices)

(Zip Code)

Registrant’s telephone number, including area code (405) 947-0765

Securities registered pursuant to Section 12(b) of the Act:

    Title of each class

Securities registered pursuant to section 12(g) of the Act:

(Title of class)

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

 Yes         No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

 Yes         No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

      Large accelerated filer

Accelerated filer

Non-accelerated filer  (Do not check if a smaller reporting company)                                        Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).          Yes       No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Note.—If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

FORWARD-LOOKING STATEMENTS

Certain of the statements made or incorporated by reference in this Form 10-K, including those under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report, may constitute “forward-looking statements” within the meaning of, and subject to the protections of, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, targets, expectations, anticipations, assumptions, estimates, intentions and future performance, and involve known and unknown risks, uncertainties and other factors, many of which may be beyond our control, and which may cause the actual results, performance or achievements of the Company, or the commercial banking industry or economy generally, to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.

All statements other than statements of historical fact are statements that may be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “target,” “point to,” “project,” “predict,” “could,” “intend,” “target,” “potential,” and other similar words and expressions of the future or otherwise regarding the outlook for the Company’s future business and financial performance.

All written or oral forward-looking statements that are made by or are attributable to us are expressly qualified in their entirety by this cautionary notice. You should not place undue reliance on any forward-looking statements, since those statements speak only as of the date that they are made. We have no obligation and do not undertake to publicly update, revise or correct any of the forward-looking statements after the date of this report, or after the respective dates on which such statements otherwise are made, whether as a result of new information, future events or otherwise, except as may otherwise be required by law.

PART I

Item 1. Business.

General Information

Except for statements of historical fact, certain information in this document contains “forward-looking statements” that involve substantial risks and uncertainties.  You can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will,” ‘would,” or similar words.  The statements that contain these or similar words should be read carefully because these statements discuss our future expectations, contain projections of our future results of operations, or of our financial position, or state other “forward-looking” information.  UTEC, Inc. (“The Company”) believes that it is important to communicate our future expectations to our investors.  However, there may be events in the future that we are not able to accurately predict or control.  Further, we urge you to be cautious of the forward-looking statements that are contained in this Form 10-K because they involve risks, uncertainties and other factors affecting our operations, market growth, service, products and licenses.  These factors may cause our actual results to and achievements, whether expressed or implied, to differ materially from the expectations we describe in our forward-looking statements.  The occurrence of any of these events could have a material adverse effect on our business, results of operations and financial position.

The information provided in this section of the application is widely available to the public and partially compiled by organizations like the Institute of Makers of Explosives (IME) whose web site is http://www.ime.org/.  The other industry source for such information is the International Society of Explosives Engineers (ISEE) whose web site is http://www.isee.org/.  As such, the information is widely available to the public, and has been disseminated in reports, conferences, training classes, regularly scheduled meetings and trade shows. In addition, other associated trade organizations like the NSSGA, the National Stone, Sand and Gravel Association, which on Feb. 12, 2001 was formed through the merger of the National Stone Association and National Aggregates Association (http://www.nssga.org/).  Individual states also have local stone and aggregate associations, as well as surface mining associations and underground mining groups. Information on all of these organizations is well documented in the public domain, and widely available over the Internet or public libraries.

Corporate History

The Company, a Nevada corporation, was originally organized on November 8, 1993 as B-N-B Enterprises Inc. for the purpose of engaging in any lawful activity.  In March of 1998 the company changed its name to All-West Systems International Inc. In September of 2004 the Company again changed its name to Lyon Capital Venture Group on August 31, 2006 and there was a management change. Lyon Capital Venture Group acquired the assets of UTEC Corporation in January 2007, and formally changed its name to UTEC Inc., a Nevada Corporation, in March of 2007.  The Primary SIC — Industry Classification of UTEC Inc. is 4955 - Hazardous Waste Management and the company’s business Stage is a Development Stage Company

From November 8, 1993, until it acquired UTEC Corporation. in January 2007, the Company was a developmental stage company without any operations.  The business of the wholly owned subsidiary of the Company, UTEC Corporation, comprises the entire business of the Company. The Company was in the development stage through December 31, 2006, and the year ended December 31, 2007, is the first year during which the Company is considered an operating company and is no longer in the development stage.

On January 10, 2007, the Company entered into an agreement with Energetic Systems Inc., LLC to acquire 100% of the shares of UTEC Corporation for a total consideration of 22,500,000 of the company’s par value $0.001 common shares and 20,000 of the company’s par value $0.001 preferred shares.  The Technical and Manufacturing Headquarters of the Company are located at 8500 South East Jayhawk Drive, PO Box 320, Riverton Kansas, 66770.  Its business office is located at Suite 110, 2420 Springer Drive, Norman, Oklahoma, 73069.  The Company operates on the calendar fiscal year ending December 31st.  Currently, the Company has 12 employees, all employed by UTEC Corporation, now a wholly owned subsidiary of the Company.

Prior to the transaction with Lyon Capital Venture Corp., Messrs. Villamagna and Taylor were Executive Directors of UTEC Corporation, and tasked with finding a means of increasing the sales, market presence and critical mass of UTEC. These were not full time roles at the time (2006), and Mr. Villamagna provided management services through Red Stone Management Services, LLC, a limited liability company in which Mr. Villamagna is a managing member.

From the period of 2002 to 2006, Energetic Systems, LLC (a company jointly owned American Pacific Corporation (ticker: apfc)) was sole owner of UTEC Corporation, LLC., the predecessor company to UTEC Corporation. During the same period (2002-2006), Mr. Taylor served as CEO of Energetic Systems Inc., LLC., a major shareholder in the Company. From January 2007, Mr. Taylor served on the Company’s board as a Director, and as Co-Chairman and Corporate Secretary.

Business of Issuer

For more than 30 years, the predecessor companies to the Company’s subsidiary have been involved in the research and development of commercial explosive products used by the construction, quarrying and mining industries in North America and elsewhere in the world.  The legacy business of the company actually had its start in the commercial explosives business of Gulf Oil Limited, and one of the sites currently occupied by the Company is a former coal mine which was mined by a subsidiary of Gulf Oil, and served as Gulf Explosives bulk truck garage, etc.

The Company operates three marketing units, all under the management of Dr. Fortunato Villamagna, Managing Director and CEO.

1. Energetic Materials, which includes the development and testing of commercial explosives.

2. Specialty Chemicals and Raw Materials, which distributes chemicals that are used in commercial explosives; and

3. Hazardous Chemicals and Biological Waste Destruction, a marketing unit that utilizes a new patented technology for the destruction of biological waste and other hazardous chemicals and military munitions.  This marketing unit is commercializing the Cold Plasma Oxidizer Technology for the total and complete destruction of solid and liquid hazardous chemicals and biological waste.

The subsequent subsections will describe the “products and services” the Company provides its customers, but the Company does not have a list of commercial or consumer products. The primary offerings of the Company are testing services, which include (i) performance assessment of energetic materials, (ii) analysis of energetic materials, (iii) velocity of detonation testing, (iv) detonation pressure testing, (v) underwater energy testing, (vi) detonator and gap sensitivity testing, (vii) impact, friction and thermal stability safety testing, (viii) testing required by the DOT and ATF, (ix) international freight safety testing and (x) related activities.

Testing services are conducted for third party companies, but as with any outsourced work, the activities, customers, products and results are held under confidentiality agreements with each customer. The Company is not at liberty to disclose the specifics of this information, as doing so could jeopardize the relationships of the third party outsourcers with their own customers, and irreparably jeopardize their customer relationships.

The principal end product from these activities are the compositions of formulae that are developed, the embodiment of the products that are developed, or the features of the products that are developed. The developments belong to the company that funded the work or outsourced the work, and the Company’s revenue is derived from the services and expertise provided.

From time to time the Company also licenses proprietary technology, and receives license fees from licensees. These activities generally relate to patents, intellectual property, or know-how the company owns, and the licensing of the rights to the intellectual property know-how or expertise to other companies.

In addition, while the Company does not manufacture consumer or commercial products under its own brands and brand names, the Company conducts custom manufacturing for other companies under confidential private label contracts. Under these arrangements the Company provides contract manufacturing services to produce products for other companies under their labels.

The Specialty Chemicals & Raw Materials segment does manufacture a product called “ SNAP,” which is sold to other companies as an additive to their products. Other products potentially sold in this segment include aluminum powder, guar gum, or any other trading opportunity that may present itself. These products are not manufactured by the Company, but purchased for resale.

The Hazardous Chemicals & Biological Waste Destruction segment is developmental and currently does not sell any units. In fact, the business will not sell these units in the future but instead plans to lease them. The product names and trade names will be disclosed once complete systems are ready for sale. The Company anticipates these products entering the market in 2009

The Company services domestic and international energetic materials businesses, both in the commercial and munitions businesses. The customer base has been discussed in other sections of this document, but the Company’s customers represent most of the commercial explosives producers, the ATF, DOT, and other government agencies.

In the event that the Company needs to purchase raw materials, the materials required are conventional commodity chemicals, which can be purchased domestically or internationally. Given the generic nature of the raw materials used, they can be obtained from thousands of suppliers.

The Company works in the energetic materials, hazardous chemicals, and related industries, and as such the Company has always been a strong supporter of government regulatory efforts, as these efforts can only improve the health and safety of the Industry. In fact, some of the services the company offers is to help customers carry out the required testing to qualify for DOT transportation ratings and approvals, storage approvals, and process safety assessments. The industries in which the Company operates in have always been very heavily regulated, and the company has developed considerable expertise with regulatory approvals that it provides to customers.

Energetic Materials Marketing Unit

This marketing unit is comprised of the company’s legacy business which includes the research, development and testing of commercial explosives.  The technical and manufacturing headquarters are located in Riverton, Kansas, on a two-acre site, which also has a laboratory.  In addition, the company has a pilot plant facility with an Underwater Testing capability and a full-scale production facility (PRUF – Plant – Propellant Reuse Facility) located on a separate 640 acre site near Hallowell, Kansas.

It is the Company’s belief that today, the Company is one of a very few independent research and testing businesses in the word, located in the most competitive and innovative marketplace for commercial explosives and energetic materials, capable of performing large scale underwater energy tests.

The Company’s customers include companies owned by Orica Limited. and Dyno Nobel (both publicly listed Australian companies) and are the top two global commercial explosives companies. Both have their own research and development facilities, but choose the Company to provide additional services because of our low cost structure, customer focus, rapid response and quality. While Orica and Dyno represent the two largest explosives producers of commercial explosives in North America, they represent only a sampling of the company’s customer base. The Company currently provides testing, contract research and support services to most of the commercial explosives companies in North America, as well as several international companies. For the twelve months ended December 31, 2008, Dyno and Orica accounted for less than 30% of total revenue. The top ten customers account for 85% of revenue.

As stated, the Company’s services have been utilized by most of the other major U.S. commercial explosives producers as well.  Either directly or through subcontracts, the US Department of Defense, Department of Transportation, the Bureau of Alcohol, Tobacco, Firearms and Explosives, and other government agencies have also used the Company’s services.  Equally important, the Company’s customers also include multinational automotive air bag manufacturers, gas generating manufacturers, energetic device manufacturers.  Companies that produce gas-generating devices (such as air bag inflators) represent a rapidly growing segment for the Company. Also, the Company has been a subcontractor on a number of demilitarization programs.

The domestic commercial explosives business consists of Orica Limited and Dyno Nobel, plus over thirty (30) other producers. The Company has conducted testing work for many of these producers, plus the raw material suppliers to this industry. The total number of domestic explosives producers can be obtained from lists published by the Institute of makers of Explosives (IME) http://www.ime.org), and the International Society of Explosives Engineers (ISEE) (http://www.isee.org/).

Specialty Chemicals & Raw Materials

The Specialty Chemicals & Raw Materials Marketing Unit is focused on the commercial explosives industry and is synergistic with the company’s energetic materials business unit.  The objective of this business unit is to be recognized as an international supplier of specialty chemicals to manufacturers in the commercial explosive industry.  Based on sales this year, this business unit expects to generate increased revenues.  These sales were based solely on specialty chemicals and raw material sales to overseas customers.  The Company’s strengths lie in providing quality and timely services to its customers for a broad range of chemicals.  The Company will continue to penetrate the international market from Asia to Latin America, by creating strategic alliances with customers and raw material suppliers across the globe.

The Company is currently working on initiatives both domestically and internationally, and intends to capitalize on a recent technological invention (patent pending) on the next generation of emulsifiers for use in commercial explosives. During the past year, the Company has entered into supply agreements, typically simple purchase agreements (purchase orders), in the ordinary course of business with companies in India for raw materials and an ingredient for the synthesis of emulsifier.

Hazardous Chemicals & Biological Waste Destruction

In March of 2007, the Company entered into an agreement with Ceramatec Inc., of Salt Lake City, Utah, and licensed the world–wide exclusive rights to manufacture and market a Waste Destruction System utilizing the Cold Plasma Oxidizer Technology.  The license agreement with Ceramatec gives the Company sole marketing and sales rights to this unique technology as it relates to the “hazardous waste destruction” market segment. The Ceramatec agreement is a simple licensing and supplies agreement, which stipulates that in order to maintain exclusivity a minimum number of units must be ordered from Ceramatec every year. The number for 2008 is two, and the number for 2009 is four. As of December 31, 2008 all of the 2008 ordering requirements have been met. If any of the conditions of the agreement are not met, the license reverts to non-exclusive, but the Company retains all other rights.

The Hazardous Chemicals and Biological Waste Destruction Marketing Unit provides commercial solutions for the processing of chemical and biological wastes into carbon dioxide and water.  The Company’s advanced waste treatment technologies are suitable for a variety of industrial, hazardous, municipal, and clinical waste streams and offer an extremely cost effective and novel way that allows customers to destroy their own hazardous chemicals and biological waste in-house, on-demand. While the Company will manufacture Waste Destruction equipment, the Company does not destroy wastes in any of its facilities, as the customers of that equipment on their premises carry out this activity. By using the Company’s equipment as a part of the overall process, most customers may not be classified as generators of hazardous waste.

The testing of explosives is also a benign activity, since the testing is designed to measure detonation properties. As such, the explosive completely detonates and the composition reacts, releasing no more residues than are found in any commercial blasting application for quarries found in most cities, trenching applications done by utility companies, and construction blasting for new residential and commercial land development and preparation.

The Hazardous Chemicals and Biological Waste Destruction Business Unit provides commercial solutions for the processing of chemical and biological wastes into carbon dioxide and water.  The Company’s advanced waste treatment technologies are suitable for a variety of industrial, hazardous, municipal, and clinical waste streams..

Incineration, the standard disposal method for solid hospital wastes, gives off carbon dioxide and nitrogen containing gases that pollute the atmosphere.  Utilizing the Company’s waste destruction technology provides a sophisticated waste management program that addresses the need for waste destruction, while at the same time avoiding the production of toxic by-products. Compact size, lightweight, excellent environmental performance and ease of operation are among the many advantages this technology offers.

The three initial potential market segments identified with great potential are ‘energetic materials’, ‘hazardous chemicals’, and ‘biological wastes’.  These three market segments are already dealing with the disposal of their waste material using traditional methodologies.  Each year, however, disposal becomes more difficult and costly.

The Company’s methodology of destroying waste will provide for a unique, cost and logistically effective method of solving this growing problem.  Additionally, this technology can be considered as “green technology”, when compared with traditional methods.

The added potential of extracting useable work or energy when this technology is used in the ‘exothermic’ mode (heat/energy is released) is an added benefit in that the excess energy in the form of heat can be utilized within other facility operations.

The overall waste disposal/destruction industry is and has been a growth industry for many years.  New and more rigorous regulations are coming into effect each and every year.  The new and novel aspect of our particular method and system of hazardous waste destruction has a number of specific advantages over traditional methods:

1.  Hazardous waste can be treated/dealt with “on-site”

2.  Units are compact, requiring only a small footprint

3.  Units can be scaled up or down depending upon the volume of material to be destructed

4.  The cost per unit is relatively inexpensive as compared to the material being consumed or the cost of conventional removal/destruction

5.  There is currently no direct competition that replicates this method of hazardous waste destruction.

6.  This method can be considered as “green” technology

7.  Operational modes can include the extraction of energy (exothermic mode) for use within other aspects of an industrial site.

The Hazardous Chemicals and Biological Waste Destruction Marketing Unit provides commercial solutions for the processing of chemical and biological wastes into carbon dioxide and water.

As such, costs of compliance with environmental laws, ongoing testing, and reporting requirements will be borne by the customers who lease the company’s equipment. Environmental costs to the company are limited to consulting activities the company needs to undertake to provide its customers (who may not have sophisticated in-house environmental groups) with regulatory guidelines required by the state and federal authorities, plus testing during start-up and commissioning. To date total consulting and testing costs have been less than $10,000 for the past 18 months, and are not expected to materially impact revenues in the future.

The preferred method of sales and marketing the units will be to lease the units themselves.  This is expected to be attractive to many customers in that the initial monetary outlay is reduced.  Further, this approach affords an ongoing close relationship between the end-use customers to ensure efficient use of the system.

The lease price will be a fee for each pound of waste material destroyed by the unit.

Manufacturing Highlights

Manufacturing the Company’s Waste Disposal Units, which incorporates the Cold Plasma Oxidizer technology (scheduled to begin in 2008) will involve the supply of certain key parts by the Licensor, with final fabrication and assembly by contract engineering fabricators according to the Company’s specifications.  The Company’s engineers will provide actual design, assembly specifications, manufacturing and customer installation oversight.  The fabrication of the BETA waste destruction units is being done in-house, with some off-the-shelf components being purchased from domestic companies and some of the fabrication being outsourced to fabrication shops in the Kansas area.

Item 1A. Risk Factors.

Not Applicable

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

The Technical and Manufacturing Headquarters are located in Riverton, Kansas, on a two-acre site with an office building. An Underwater Testing Lab and PRUF Plant is located on a separate six hundred and forty acre site near Hallowell, Kansas.  The Business Office is located in Norman, Oklahoma.

Item 3. Legal Proceedings.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of

Equity Securities.

The Company’s common stock trades on the Over-The-Counter Bulletin Board (OTC:BB) under the symbol UTEI.  The following table shows the high and low trading prices for the past two years.

	2008		2007
	High	Low	High	Low
Qtr 1	0.45	0.3	0.45	0.45
Qtr 2	0.35	0.32	0.86	0.3
Qtr 3	0.25	0.2	0.61	0.28
Qtr 4	0.06	0.06	0.8	0.39

We did not make any dividend payments during the fiscal years ended December 31, 2008 or 2007 and have no plans to pay dividends in the foreseeable future.  We did not repurchase any shares of our common stock during the fiscal year ended December 31, 2008 or 2007.

Transfer Agent: Island Stock Transfer, 100 Second Avenue South, Suite 705S Saint Petersburg, FL 33701

The Company did not make any repurchases of its securities during the year ended December 31, 2008.

Item 6. Selected Financial Data.

Not Applicable

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

2007 was the first year of operation for the Company, after it acquired the UTEC Corporation from Energetic Systems Inc.  In 2007,the Company was organized into three marketing units, Energetic Materials, Specialty Chemicals and Raw Materials and Hazardous Chemicals and Biological Waste Destruction.  The Company’s historical legacy business was primarily constituted by the first two marketing units and almost exclusively within the commercial explosives market.  Revenue comparisons are included from these two activities.

The new marketing unit, Hazardous Chemicals and Biological Waste Destruction was in a development stage during the year, and had no commercial revenues.  Focus during the year was on licensing and validation of the Cold Plasma Oxidizer technology, and on the development of the Company’s Waste Destruction System, identification of potential markets, and preparation of its business plan.

Revenues

Revenues in 2007 were $1,365,805 compared to $2,237,601 for the year ended December 31, 2008.  The legacy explosives testing and services business generated $893,000, or 65% of total revenues for December 31, 2007, and $968,000, or 43%, of the total revenues for the year ended December 31, 2008.  Major activities that contributed to this revenue were primarily in the areas of contract research and product development and independent product testing.  In addition, revenues totaling $472,000 for the year ended December 31, 2007, and $1,270,000 for the year ended December 31, 2008, came from the Specialty Chemicals Unit through the manufacture and sale of inorganic chemical sensitizers to customers engaged in commercial explosives production.  We project that 2009 revenue will increase with new business in both areas, but most specifically in the Specialty Chemicals area as new materials are made available to customers, and developments in new technologies are pursued.

Expenses

The Company’s legacy business has historically been service based with temporary employees retained on an as needed basis to support manufacturing activities.  Wages in 2007 were consistent with this trend with the wage and burden expense as a percent of total expenses at 55%, totaling $868,000.  Wages dedicated to SG&A activities amounted to $247,000, with the balance of $519,000 dedicated to research and development. For the year ending December 31, 2008, the wage and burden expense as a percent of total expenses was  32%, totaling $793,000 with wages dedicated to SG&A amounting to $423,000, with the balance of $370,000 dedicated to research, development and services.

The Company’s legacy business is engaged in the research, development, testing and analysis of commercial explosives.  Some of the R&D activities have been in the development of new or improved technologies or new product development to be used internally within the company.  The cost associated with such activities varies from year to year and totals less than $100,000 over the calendar years 2007 and 2008.

Some of the other R&D activities during the last two years have been in the testing, analysis and QC (quality control) areas and the costs associated with these activities was about $300,000 in 2007 and 2008.  These costs are passed to the Company’s customers, as per the agreements the Company has with the various customers.

The Company owns all of the research and testing facilities and these facilities are operated by Company personnel/employees.  The Company’s customers or licensees or any other third parties operate none of the facilities.

Travel related expenses, which mostly constitute business support and development activities, totaled $87,000, and involved several trips overseas to pursue international business opportunities.  The travel related expense for the year ended December 31, 2008 was approximately $136,000.  This rate is higher than in previous periods due to the high cost of air travel and fuel.  Company officers have also taken several international trips to secure new business and pursue financing opportunities.

Accounting and management expenses totaling $143,000 for the year ended December 31, 2007, consisted of audit fees, and financial and accounting services provided by related third parties for the cost of the home office functions.  For the year ending December 31, 2008 the total expense was $63,000, which includes a $16,000 accrual.

The Company did not purchase any capital items in 2007, with the exception of acquiring the exclusive right to develop and market Cold Plasma Technology for the Waste Destruction Business Unit from Ceramatec, Inc. (See Notes to Financial Statement 9).

In 2008, the Company purchased approximately $168,000 of capital assets comprised of a combination of new laptops, electronic instruments and waste destruction units purchased from Ceramatec, Inc.

In the year ending December 31, 2008, a significant reversal of amortization expense was recorded to reflect the cancellation of the restricted stock issued to Directors, Officers and employees of the Company in 2007, totaling $107,000.  These restricted shares were replaced with options on March 26, 2008, and amortization of $96,750 was recorded for the year ended December 31, 2008.

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

The Company was self-funding for most of the year ended December 31, 2007, drawing periodically on a credit facility provided to it by one of its shareholders.  The Company has also had to rely on internally advanced short term funding for the year ended December 31, 2008, in the amount of $181,000.  The Company expects to satisfy this amount in full during the first quarter of 2009.

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

Property, plant and equipment are composed of the Company’s physical facilities at Riverton and Hallowell, Kansas, and related equipment and storage used in its business.  The Company’s facilities are located on lands leased from a subsidiary of Energetic Systems Inc., LLC., pursuant to a prepaid lease.

Liabilities

The Company’s liabilities primarily consist of current amounts payable or accrued to trade creditors, and amounts owing to related parties for management fees, expenses, and shared services.

Certain of the materials the Company uses or handles are hazardous materials.  These materials are stored in federally and state licensed storage facilities, under permits granted to the Company.  As of December 31, 2008, the Company was not in violation of any of its license and permits required to carry on its business.

Liquidity and Capital Resources

As of December 31, 2008, the company had $100 cash on hand.  During 2007 and 2008, cash flows from the legacy business, supplemented with short-term borrowings from related parties, was used to support the waste destruction business development program.  Following a general business review at the end of 2008, management has determined that the legacy business cannot support both its ongoing operations as well as the development of the waste destruction business on its operations alone.  Continued cash advances from internal sources are necessary to support the overall operations and the development of the waste destruction business. Management has concluded a new funding mechanism must be put in place in order to develop the waste destruction business.  Until such a mechanism is put in place development of the waste destruction business has been reduced to a minimum to preserve cash and reduce the need for short term cash advances.

Consequently, the board of directors, in consultation with management and major shareholders, has undertaken an extensive investigation of the options available to the company in order to fund its waste destruction business through commercialization.  The Board expects to develop a plan for this no later than the second quarter of 2009.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

The Financial Statements are included at the end of the signature page.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T). Controls and Procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to UTEC management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective, as of December 31, 2008 (the end of the period covered by this Annual Report on Form 10-K).

Management’s Annual Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The Company’s internal control over financial reporting is supported by written policies and procedures that:  (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.  All internal control systems, no matter how well designed, have inherent limitations which may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.  In making this assessment, management used the framework set forth in the report entitled “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission, or (“COSO”).  The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.  Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2008, due to a lack of segregation of duties.

Management believes that this material weakness did not have an effect on our financial results due primarily to the transparency of, ready access to and periodic review of the bank accounts and bank statements by Management and Directors in addition to the audit prepared by the auditor.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, that has materially affected, or is reasonable likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The names, ages, and respective positions of the directors, officers, and significant employees of the Company are set forth below.

Name	Position Held with the Company	Age	Date First Elected or Appointed
Fortunato Villamagna	Chief Executive Officer and Managing Director	48	January 12, 2007 to present
David Taylor	Co-Chairman of the Board, Secretary and Director	64	January 12, 2007 to present
Kenneth Liebscher	Co-Chairman of the Board and Director	65	July 1, 2006 to present
Howard Bouch	Director	62	January 12, 2007 to present
Suresh Subramanian	President & COO	40	January 12, 2007 to present
James Curtis Stafford	Chief Financial Officer	48	January 12, 2007 to present

Fortunato Villamagna, CEO & Managing Director.

Dr. Fortunato Villamagna, age 48, has over 25 years of domestic and international experience in the specialty and bulk chemicals, capital equipment, bioenergy, aerospace and energetic materials businesses. Dr. Villamagna holds a PhD in Chemistry and MBA in Global Management, and has worked throughout North America, Europe, Australia and West Africa.  From 2002 to 2006 Dr. Villamagna served as Vice President - Business Development for American Pacific Corporation (AMPAC), a publicly listed company with divisions and subsidiaries that manufacture active pharmaceutical ingredients and registered intermediates, energetic products used primarily in space flight, aerospace and defense systems, clean fire- extinguishing agents and water treatment equipment. Dr. Villamagna joined UTEC Corporation in 2006.

Prior to 2002, Dr. Villamagna was the Vice President Technology, Americas and Europe for Orica Inc., an Australian-owned, publicly listed global company, and global leader in mining products and services. Prior to that Dr. Villamagna was the Director of Bulk Delivered Products for Energetic Solutions, Inc., a part of UK based ICI Explosive Inc.

David P. Taylor, Director, Co-Chairman & Corporate Secretary.

David Taylor, age 64, has held a number of senior executive positions in the commercial explosives industry for over thirty-seven years.  During this time he has, through his privately held management companies based in Dallas, Texas and Calgary, Alberta, been both an investor and a provider of enterprise and project management services and strategic planning and implementation to entities engaged in the development, manufacture, sale and distribution of commercial explosives and construction equipment.

A businessman and graduate of the now Ryerson University in Toronto in 1964, he was the US and Canadian President and CEO of Orica Inc. (the North American subsidiaries of Australian-based Orica, a global explosives company), from 1998 to 2001, the President of ICI USA Inc. (the US arm of ICI plc’s former worldwide explosives business) from 1995 to 1998, and of several other privately-held explosives and equipment distribution companies from 1970 to 1995.  In addition, he has served on the boards of publicly traded insurance and resource companies.  Since 2002, Mr. Taylor has served as CEO of Energetic Systems Inc., LLC., a major shareholder in  the Company, and from January, 2006 he has served on the Company’s board as a Director, and as Co-Chairman and Corporate Secretary.

Kenneth B. Liebscher, Director & Co-Chairman.

Ken Liebscher is a 65-year-old international businessman with 36 years of securities and executive management experience. Mr. Liebscher is a graduate of St. George's School, Vancouver, B.C. and also attended the University of British Columbia. In 22 years with the world's largest dental products manufacturer, Dentsply International Inc., Mr. Liebscher held several positions culminating as the Manager of their West Coast Division, headquartered in San Francisco California. Mr. Liebscher was recruited by a major Europe based competitor, Ivoclar Liechtenstein to lead their entry into the North American market and, within two years, became Executive Vice President of Sales and Marketing and helped expand this company's sales to $300,000,000 US before retiring.

Mr. Liebscher became a director of a publicly held company called E.T.C. Industries Ltd. in 1992 and became President of its wholly owned subsidiary, THE ELECTRIC CAR COMPANY and, in 1994, led a team that developed the MI 6 prototype electric car from the ground up. Mr. Liebscher has served on the Board of Directors of Belmont Resources Inc., listed on the TSX Venture Exchange (BEA.V) from 1992 to the present.

Howard Bouch, Director

Howard Bouch, age 62, is a Private Practice Chartered Accountant with over 36 years of Public and Private international experience. Mr. Bouch originally qualified as a Chartered Accountant (English and Wales Institute) in 1968. Mr. Bouch joined Deloitte & Co, Lusaka, Zambia from 1970 - 1972. Mr. Bouch joined Anglo American Corp, Zambia working as Head Office Chief Accountant for Nchanga Consolidated Copper Mines (world's 2nd largest) from 1972 - 1976. In 1976 Mr. Bouch returned to the UK and joined Babcock and Wilcox, Engineers, Nottinghamshire, England as Chief Accountant for one of their subsidiaries. Mr. Bouch was Chief Accountant of a private building firm in Cumbria, England from 1978 - 1984.  In 1984 Mr. Howard Bouch established a Private Practice as a Chartered Accountant and continues to provide professional services to Cumbrian firms to the present. Mr. Bouch is a Director of Viavid Broadcasting Inc., a fully reporting, US Public Company, trading on the Pink Sheets under the symbol VVDB-OTC BB.

Suresh Subramanian, President

Suresh Subramanian, age 40, has over fifteen years of experience in consumer products (detergents, paper), healthcare, energetic materials, and commercial explosives businesses worldwide.  Prior to joining the company he served as President from 2003 to 2006 for UTEC Corporation, LLC, a technology company in the energetic materials and commercial explosives industry.  From 2000 to 2003, Mr. Subramanian was the Director - Global Product Development for Orica USA Inc, an international commercial explosives company.  From 1998 to 2000, Mr. Subramanian was the Senior Group Leader - Product Evaluation & Claims for Schering-Plough HealthCare Products.  From 1994 to 1998, Mr. Subramanian was the Group Leader - Product Development for Georgia Pacific Corporation (formerly Fort James Corp), a global paper company.  From 1991 to 1994, Mr. Subramanian was the Senior Engineer - Process Development for The Procter & Gamble Company, a global consumer products company.

James Curtis Stafford, Chief Financial Officer

J. Curt Stafford, age 49, is a Certified Public Accountant with over 15 years of experience as an accounting officer in various industries.  Prior to joining UTEC Corporation in January of 2003, he served as Controller for the Shawnee Division of APAC, Inc., the largest asphalt Construction Company in the U.S. and as Controller Grace Nursing Facilities, a privately held network of over 20 nursing homes located throughout Oklahoma.  A former Senior Accountant with Arthur Andersen, he obtained his CPA designation in 1991 and enjoyed 5 years of public accounting experience specializing in Corporate Taxation.

The Officers and Directors have not been involved in legal proceedings that impair their ability to perform their duties as Officers and Directors.

Code of Ethics

Effective April 1, 2008, our company's Board of Directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, our company's CEO, CFO and secretary (being our principal executive officer, principal financial officer and principal accounting officer), as well as persons performing similar functions. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

1.	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

2.

Full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

3.	Compliance with applicable governmental laws, rules and regulations;

4.	The prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

5.

Accountability for adherence to the Code of Business Conduct and Ethics. Our Code of Business Conduct and Ethics requires, among other things, that all of our company's Senior Officers commit to timely, accurate and consistent disclosure of information; that they maintain confidential information; and that they act with honesty and integrity.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly Senior Officers, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal and state securities laws. Any Senior Officer who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to our company. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company's Code of Business Conduct and Ethics by another.

Our Code of Business Conduct and Ethics was filed with the Securities and Exchange Commission on May 15, 2008 as an Exhibit to our Form10. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: UTEC, Inc, 2420 Springer Drive, Suite 110, Norman Oklahoma 73069

Item 11. Executive Compensation.

The following charts include compensation and options received by all Officers and Directors of the Company.

Officers

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards	Option Value (Black-Scholes)	Option Expiration Date	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total
Suresh Subramanian, President	2008 2007 2006	$140,000 $140,000 $140,000	0	0	250,000 @ $0.25	$54,500	3/26/13	0	0	0	$194,500 $140,000 $140,000
Curt Stafford, CFO	2008 2007 2006	$100,000 $85,000 $85,000	0	0	250,000 @ $0.25	$54,500	3/26/13	0	0	0	$154,500 $85,000 $85,000

Dr. Fortunato Villamagna, CEO	2008 2007 2006	0	0	0	250,000 @ $0.25(2)	$54,500	3/26/13	0	$40,000(1) $40,000(1) 0	0 0 0	$94,500 $40,000(1) 0

Directors

Dr. Fortunato Villamagna	2008 2007 2006	0	0	0	250,000 @ 0.25(2)	$54,500	3/26/13	0	$40,000(1) $40,000(1) $0	0 0 0	$94,500 $40,000(1) 0
David Taylor	2008 2007	0	0	0	250,000 @ $0.25	$54,500	3/26/13	0	0	0	$54,500
Kenneth Liebscher	2008 2007	0	0	0	250,000 @ $0.25	$54,500	3/26/13	0	0	0	$54,500
Howard Bouch	2008 2007	0	0	0	250,000 @ $0.25	$54,500	3/26/13	0	0	0	$54,500

(1) Dr. Fortunato Villamagna’s management company, Redstone Management Services LLC., is entitled to $40,000 per year pursuant to a management contract, but has deferred receiving this amount until a later date.

(2) Dr. Fortunato Villamagna’s Company Black Stone Management Services LLC. is entitled to an option on 250,000 common shares at $0.25.

(3) Options were awarded March 26, 2008.  Restricted stock awarded January 12, 2007 was cancelled March of 2008 and were replaced by the Options.

OPTIONS

The Company has adopted a formal stock option plan attached as an exhibit to this filing.  On January 12, 2007, the company issued shares as a stock option and subsequently after consultation with tax professionals canceled such shares and approved the issuance of a non-qualified option to employees, Directors and Consultants. The following chart lists those options granted to Directors, Officers and Affiliates.

Name	Number of securities underlying unexercised options (#) exercisable	Option exercise price ($)	Option expiration date
Suresh Subramanian, President	250,000	$0.25	1/12/2012
Curt Stafford, CFO	250,000	$0.25	1/12/2012
(1) Dr. Fortunato Villamagna,, CEO/Director	250,000	$0.25	1/12/2012
David Taylor, Secretary/Director	250,000	$0.25	1/12/2012
Ken Liebscher, Director	250,000	$0.25	1/12/2012

Howard Bouch, Director	250,000	$0.25	1/12/2012

(1)

Dr. Fortunato Villamagna’s management company, Black Stone Management Services LLC. is the holder of the option.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors, or employees of the corporation in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the corporation or any of its subsidiaries.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder

Matters.

The owners of 5% or more of the Shares, as well as the officers and directors who own Shares as of December 31, 2008, are set forth in the following chart:

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Preferred Stock	Energetic Systems Inc., LLC(1)	20,000	47.6%
Preferred Stock	Kenneth Liebscher, Co-Chairman	10,000	23.8%
Preferred Stock	James Curtis Stafford, CFO	Nil (1)	0%
Preferred Stock	Suresh Subramanian, President & COO	Nil (1)	0%
Preferred Stock	Howard Bouch, Director	Nil (1)	0%
Preferred Stock	David Taylor, Co-Chairman, Secretary	Nil (1)	0%
Preferred Stock	Fortunato Villamagna, CEO, Managing Director	Nil (1)	0%
Preferred Stock	All Officers and Directors as a group of Preferred Stock	30,000	71.40%
Common Stock	Energetic Systems Inc., LLC(1)	22,500,000 (1)	41.85%
Common Stock	The Excalibur Group A.G.	20,000,000 (2)	37.2%
Common Stock	Howard Bouch, Director	Nil	0%
Common Stock	Fortunato Villamagna, CEO and Managing Director	Nil (1)	0%
Common Stock	David Taylor, Co-Chairman of the Board, Secretary	Nil (1)	0%
Common Stock	James Curtis Stafford, CFO	Nil
Common Stock	Suresh Subramanian, President, COO	Nil	0%
Common Stock	Kenneth Liebscher, Co-Chairman of the Board	Nil	0%
Common Stock	All Officers and Directors as a group of Common Stock	22,500,000	43.45%

(1)  Mr. Villamagna and Mr. Taylor are members of the Board and Executive Officers of Energetic Systems Inc., LLC., and together hold controlling equity interests and voting power in the holding companies that own Energetic Systems Inc., LLC., whose place of business is 2420 Springer Dr., Ste 110, Norman, OK 73069.

(2)  The Excalibur Group A.G. is owned by Lionel R. Welch, 51A Dean St., Belize City, Belize C.A.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Other than as set forth in this Item 7, there are no relationships, transactions, or proposed transactions to which the registrant was or is to be a party, in which any of the named persons set forth in Item 404 of Regulation SK had or is to have a direct or indirect material interest.

As indicated under Description of Business, the Company, on January 10, 2007, entered into a purchase agreement with Energetic Systems Inc., LLC. to purchase 100% of the shares of UTEC Corporation (“Energetic Purchase Agreement”).  Fortunato Villamagna, Director and CEO of the Company and David P. Taylor, Director, Co-Chairman and Secretary of the Company, are members of the Board of Executive Officers of Energetic Systems Inc., LLC., and together hold controlling equity interests in the holding companies that own Energetic Systems Inc., LLC.  Under the terms of the Energetic Purchase Agreement, Energetic Systems Inc. LLC. was paid 22,500,000 Common Shares and 20,000 Preferred Shares of the Company.

On January 11, 2007, the Company entered into an agreement with Redstone Management Services, a company owned by Dr. Fortunato Villamagna, for the services of Dr. Villamagna as CEO of the Corporation.  Payments to Red Stone under this agreement are based on time actually spent on the business of the Company by Dr. Villamagna, subject to a minimum annual fee of $40,000.  During the twelve months ended December 31, 2007, the Company has incurred management fee expenses of $40,000 pursuant to this agreement, all of which is included in Accounts Payable to Related Parties, at December 31, 2007.

From time to time the Company enters into arrangements for the provision of services from one or more of its Directors, or companies in which its Directors have a financial interest.

On January 11, 2007, the Company entered into an agreement with Red Stone Management Services, a company owned by Dr. Fortunato Villamagna, for the services of Dr. Villamagna as CEO of the Corporation.  Payments to Redstone under this agreement are based on time actually spent on the business of the Company by Dr. Villamagna, subject to a minimum annual fee of $40,000.  During the twelve months ended December 31, 2007, the Company has incurred management fee expense of $40,000 pursuant to this agreement, all of which is included in Accounts Payable to Related Parties, at December 31, 2007.

On January 1, 2007, UTEC Corporation (a wholly owned subsidiary effective January 10, 2007) entered into a Ground Lease Agreement for the properties that it occupies in Cherokee County, Kansas.  This lease is with Energetic Properties, LLC., a subsidiary of Energetic Systems, Inc. LLC., a significant shareholder in the company.  The initial term of the lease is seven (7) years, with provision to extend for five additional one-year renewal periods.  The annual rent is prepaid through December 31, 2009; thereafter UTEC Corporation is obligated to pay an annual rent of $85,800 per year subject to adjustment for changes in the Consumer Price Index.  The discounted value of the lease is $75,000 with an annual amortization of $10,700 with the net book value at December 31, 2007, being $64,300.  The Agreement includes all other terms and conditions which are normal and usual for leases of this type.

Advances from Energetic Systems Inc., LLC

Energetic Systems, Inc., LLC. (ESI) which owns approximately 42% of the restricted common shares of the Company, and owns 100% of the predecessor company, UTEC Corporation, LLC. which contributed its assets to form UTEC Corporation, is the processor of a credit facility of up to $200,000 from UTEC.  There are no amounts owing on that facility at the end of December 31, 2007. During the twelve months ended December 31, 2007, the maximum amount advanced under the line of credit was $181,998.  Interest expense paid on the line of credit was $5,790 during the twelve months ended December 31, 2007.   Advances from ESI are secured by the accounts receivable of the Company, and bear interest at commercial rates.

The company has chosen to adopt NASD's definition of independent director.   Under such definition, Howard Bouch qualifies as an independent director.

Item 14. Principal Accounting Fees and Services.

Cole & Reed served as our independent registered public accounting firm for the audit of our consolidated financial statements for fiscal 2008. The following table presents the aggregate fees for professional audit and other services rendered by the audit process to the Company and its subsidiaries for fiscal 2008 and fiscal 2007:

	2008	2007
Audit Fees	$45,650	$78,400
Audit Related Fees	-	-
Tax Fees	5,000	6,610
All Other Fees	17,250	1,250
Total	$69,908	$88,267

Services rendered by Cole & Reed in connection with fees presented above were as follows:

• Audit fees consist of fees for professional services provided in connection with the audit of our consolidated financial statements, the review of our quarterly consolidated financial statements and the audit of the effectiveness of our internal control over financial reporting.

• Tax fees for fiscal 2008 and for fiscal 2007 consist of fees for professional services provided in connection with tax compliance, tax advice, tax planning and tax preparation of expatriate returns.

• All Other Fees. For fiscal 2008, all Other Fees related to professional services provided in conjunction with reviewing the Form 10, the selling of a subsidiary of the Company or issues related to consolidation and restructuring.

POLICY ON AUDIT COMMITTEE

Among its other duties, the Audit Committee is solely responsible for the appointment, compensation and oversight of the audit and permissible non-audit services provided by our independent registered public accounting firm. Pursuant to the Audit Committee’s charter, the Chairman of the Audit Committee has been delegated responsibility to review and pre-approve audit and permissible non-audit services to be provided by our independent registered public accounting firm. The Chairman of the Audit Committee then reports such pre-approvals to the full Audit Committee at its next regularly scheduled meeting. In accordance with this pre-approval policy, management communicates, on an ongoing basis, specific projects and categories of service for which the advance approval of the Audit Committee is requested. The Audit Committee Chairman reviews these requests and advises management whether the engagement of the independent registered public accounting firm is approved. On a periodic basis, management subsequently reports to the Audit Committee regarding the actual spending for particular projects and in connection with categories of services.

Management is responsible for the financial reporting process, including the system of internal controls, and for the preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States. The Company’s independent registered public accounting firm is responsible for auditing those financial statements. The members of the Audit Committee are not professionally engaged in the practice of accounting or auditing and their functions are not intended to duplicate or to certify the activities of management and the independent registered public accounting firm. Rather, the members of the Audit Committee rely, without independent verification, on the information provided to them and on the representations made by management and the independent registered public accounting firm.

Notwithstanding anything to the contrary set forth in any of the Company’s previous or future filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate filings made by the Company, including this proxy statement, in whole or in part, the following Audit Committee Report shall not be deemed to be “soliciting material” or to be incorporated by reference into any prior or future filings made by the Company.

We have reviewed and discussed with management the Company’s audited consolidated financial statements as of and for the year ended December 31, 2008.

Based on the reviews and discussions with the audit group, we have recommended to the Board that the audited consolidated financial statements referred to above be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Audit Chairman

Ken Liebscher

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibits:

Exhibit No.	Document	Location
3.1	Articles of Incorporation	Previously filed*
3.2	Articles of Amendment – Allwest	Previously filed*

3.3	Articles of Amendment – Lyons Capital	Previously filed*
3.4	Articles of Amendment – UTEC	Previously filed*
3.5	Articles of Amendment – Share Increase	Attached
3.6	Bylaws	Previously filed* (As Exhibit 3.5)
10.1	Stock Option Plan	Previously filed*
14.1	Code of Business Conduct and Ethics	Previously filed*
31.1	Rule 13a-41(a)/15d-14(a) Certificates	Included
32.1	Section 1350 Certifications	Included

*Previously filed on May 14, 2008 as exhibits to Form 10-12G.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UTEC, INC.

/s/ Fortunato Villamagna

/s/ James Curt Stafford

Fortunato Villamagna, Director & CEO

James Curt Stafford, CFO

Date April 14, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Fortunato Villamagna	April 14, 2009	/s/ David Taylor	April 14, 2009
Fortunato Villamagna, CEO, Director	Date	David Taylor, Secretary, Co-Chairman	Date

/s/ Kenneth Liebscher	April 14, 2009	/s/ David Taylor	April 14, 2009
Kenneth Liebscher, Co-Chairman	Date	Howard Bouch, Director	Date

UTEC, INC.

Comparative Financial Statements and accompanying Notes

As of December 31, 2008 and 2007

Table of Contents

Financial Statements

Consolidated Balance Sheets

F-1

Consolidated Statements of Operations

F-2

Consolidated Statements of Stockholders' Equity

F-3

Consolidated Statements of Cash Flows

F-4

Notes to Consolidated Financial Statements

Organization and Summary of Significant Accounting Policies

1

Acquisitions

4

Property, Plant and Equipment

5

Operating Leases

6

Related Party Transactions

6

Intangible Assets

7

Earnings (Loss) Per Share

8

Income Taxes

8

Contractual Obligations

9

Employee Stock Plan

10

New Accounting Pronouncements

14

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

UTeC, Inc.

Norman, Oklahoma

We have audited the accompanying consolidated balance sheets of UTeC, Inc. (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of UTeC, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to examine management's assessment of the effectiveness of UTeC Inc.'s internal control over financial reporting as of December 31, 2008, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.

/s/ Cole & Reed, P.C.

Oklahoma City, Oklahoma

March 31, 2009

UTEC Inc.
Consolidated Balance Sheets
As of December 31, 2008 and 2007

	December 31 2008	December 31 2007
ASSETS

Current Assets
Cash and cash equivalents	$ 100	$ 89,377
Accounts receivables	187,278	52,415
Inventory	107,916	59,440
Prepaid expenses	28,146	6,115
Deferred Tax Asset (Note 8)	-	14,300
Total Current Assets	323,440	221,647

Prepaid Ground Lease (Note 4)	53,300	64,300
Intangible Assets, net (Note 6)	1,057,109	1,127,250
Property, plant & equipment, net (Note 3)	823,169	694,455
Deferred Tax Asset (Note 8)	170,800	105,600

Total assets	$ 2,427,818	$ 2,213,252
LIABILITIES

Current liabilities
Accounts payable and accrued liabilities	$ 427,198	$ 247,308
Amounts payable to related parties	323,297	115,062

Total Current Liabilities	750,495	362,370
STOCKHOLDERS' EQUITY

Authorized:
74,000,000 common shares, par value of $0.001 per share
Issued and outstanding:

51,968,159 at December 31, 2008	51,968
53,756,159 at December 31, 2007		53,756

1,000,000 preferred shares, par value of $0.001 per share
Issued and outstanding:

42,013 at December 31, 2008	42
42,013 at December 31, 2007		42

Additional paid in capital	2,149,515	2,116,376

Retained earnings (deficit)	(524,202)	(319,292)
Total Stockholders' Equity	1,677,323	1,850,882
Total liabilities and stockholders' equity	$ 2,427,818	$ 2,213,252
The accompanying notes are an integral part of these financial statements.

UTEC Inc.

Comparative Consolidated Statements of Operations

	Year ending December 31
	2008	2007
Revenue
Revenue	$ 2,237,601	$ 1,365,805

Operating Expenses
Cost of Sales	563,781	197,920
General and administrative expense	882,167	427,546
Selling expense	271,219	157,330
Research and development expense	776,244	988,250

Total operating expenses	2,493,411	1,573,127

Income (loss) before income taxes	(255,810)	(405,242)

Provision for income taxes (benefit)	(50,900)	(119,900)

Net loss	$ (204,910)	$ (285,341)

Earnings (loss) per share - basic and diluted	$ (0.004)	$ (0.005)

Weighted average number of common shares
outstanding as of December 31	52,396,373	52,839,093

The accompanying notes are an integral part of these financial statements.

UTEC Inc.
Comparative Consolidated Statements of Stockholders' Equity
for the year Ended December 31

	2007
	Common shares	Preferred Shares	Par value	Additional Paid-in Capital	Retained Earnings (Deficit)
Balance January 1	25,917,159	22,013	$25,939	$	$(33,951)

Common shares issued for purchase of ESI at $0.001	22,500,000		22,500	1,879,439
Common shares issued for finders fee at $0.001	2,525,000		2,525
Preferred shares issued for purchase of ESI at $0.001		20,000	20

Common shares issued pursuant to employee stock grants	1,914,000		1,914	105,487
Common shares issued for contractual and consulting services	900,000		900	93,200
Capital contribution by shareholder for consulting services				38,250

Net Loss for the year ended December 31			-	-	(285,341)

Balance, December 31	53,756,159	42,013	$53,798	$2,116,376	$(319,292)

	2008
	Common shares	Preferred Shares	Par value	Additional Paid-in Capital	Retained Earnings (Deficit)
Balance January 1	53,756,159	42,013	$53,798	$2,116,376	$(319,292)

Cancel shares issued pursuant to employee stock grants	(1,898,000)		(1,898)	(105,469)

Sale of outstanding non-restricted stock	110,000		110	41,858

Options issued pursuant to employee option plan				96,750

Net Loss for the year ended December 31					(204,910)

Balance, December 31	51,968,159	42,013	$52,010	$2,149,515	$(524,202)

The accompanying notes are an integral part of these financial statements.

UTEC Inc.
Consolidated Statements of Cash Flows
for the year ended December 31
	2008	2007
Cash flows from operating activities:
Net loss	$ (204,910)	$ (285,341)
Adjustments to reconcile loss to net cash
provided by (used by) operating activities:
Depreciation	44,067	42,730
Amortization of intangibles	81,141	80,050
Employee stock grants	-	107,401
Cancellation of employee stock grants	(107,401)
Issuance of employee options	96,750
Stock issued for services and contract rights	-	60,750
Deferred tax benefit	(50,900)	(119,900)
Accounts receivables	(134,863)	(9,927)
Inventories	(48,476)	(59,440)
Prepaid Expenses	(22,031)	(6,115)
Accounts payable and accrued liabilities	207,127	244,069
Total cash flows from operating activities	(139,496)	54,277

Cash flows from investing activities
Asset construction in progress	(148,162)
Purchased assets	(24,619)
Cash in UTEC Corporation when contributed to UTEC Inc.	-	15,000
Total cash flow from investing activities	(172,781)	15,000

Cash flows from financing activities
Proceeds from line-of-credit from related party	181,000	181,998
Repayment on line-of-credit to related party	-	(181,998)
Proceeds of issuance of common stock	42,000	-
Total cash flows from financing activities	223,000	-

Increase (decrease) in cash and equivalents	(89,277)	69,277

Cash and cash equivalents, beginning of period	$ 89,377	$ 20,100
Cash and cash equivalents, end of period	$ 100	$ 89,377
Supplemental Disclosure
Income taxes paid	$ -	$ -
Interest paid	$ 5,914	$ 558
Supplemental Schedule of Noncash Investing and Financing Activities:
Assets acquired and liabilities assumed in the acquisition:
Accounts receivable	$ -	$ 42,488
Property and equipment	$ -	$ 737,185
Intangible assets	$ -	$ 1,200,000
Accounts payable and accrued liabilities	$ -	$ (90,189)

Capital contribution by shareholder for consulting services	$ -	$ 38,250
Common stock issued in exchange for patent rights	$ -	$ 71,600

The accompanying notes are an integral part of these financial statements.

UTEC, INC.

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

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

The Company’s business is to offer state of the art testing and analysis to clients worldwide.  The Company is a leader in commercial explosives technology including development, analysis, testing and manufacturing.  In 2007 the company began to develop new technology in the area of commercial hazardous waste destruction.  The development of this technology continued through 2008 and is an integral part UTEC’s growth plans for the future.  The Company expects to continue development and commercialize the product in 2009.

The Company operates a chemical research and development laboratory near Riverton, Kansas, which specializes in commercial explosives development and analysis. The Company also operates a destructive test facility near Hallowell, Kansas, which specializes in determining the detonating characteristics of commercial explosives.

b) Principles of Consolidation

The financial statements of the Company include the accounts of the Company and its wholly owned subsidiary, UTEC Corporation.  All intercompany accounts and transactions have been eliminated in consolidation.

c) Cash and Cash Equivalents

For the purpose of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.  The Company had a cash deficit of $10,004 at December 31, 2008 and $89,377 cash or cash equivalents at December 31, 2007.

d) Trade Accounts Receivable and Credit Policy

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

e) Revenue Recognition

The Company recognizes revenue when materials are shipped or services are provided, and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, and the sales price is fixed or determinable.  The Company records customer shipping and handling charges as revenues with the associated costs recorded to cost of sales.

f) Inventories

Inventories consist of purchased materials held for resale and are carried at the lower of cost (first-in, first-out method) or market.

g) Property, Plant and Equipment

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

h) Research and Development Costs

Research and development costs for the development of new products and update of existing products are expensed as incurred.

i) Income Taxes

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

In assessing the realizability of the net deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are expected to become deductible.  In making this assessment the company may, using all available evidence, arrive at the conclusion that some or all of the benefit will not be realized.  In this case an allowance equal to the estimate of the unrealized amount is recorded.  See Note 8 for this discussion.

j) Concentrations

The Company maintains balances in bank accounts that, at times, exceed federally insured limits. Management believes the risk of loss associated with this concentration is minimal.

For the twelve months ended December 31, 2008, two customers accounted for approximately 44% and 17% of the Company’s net sales, respectively.

For the twelve months ended December 31, 2007, two customers accounted for approximately

34% and 28% of the Company’s net sales, respectively.

At December 31, 2008 and 2007, one customer accounted for approximately 26% and 80% respectively of the Company’s accounts receivable.

k) Estimates

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

l) Going Concern Assumption

The Company’s group of activities consists solely of UTEC Corporation.  Within UTEC Corporation there exists both a legacy business and a developing waste destruction business. All of the revenue in 2007 and 2008 is attributable to the legacy business, which consists of testing services, materials sales and manufacturing.  During 2007 and 2008, cash flows from the legacy business, supplemented with short-term borrowings from related parties, was used to support the waste destruction business development program.  Following a general business review at the end of 2008, management has determined that the legacy business cannot support both its ongoing operations as well as the development of the waste destruction business on its operations alone.  Continued cash advances from internal sources are necessary to support the overall operations and the development of the waste destruction business. Management has concluded a new funding mechanism must be put in place in order to develop the waste destruction business.  Until such a mechanism is put in place development of the waste destruction business has been reduced to a minimum to preserve cash and reduce the need for short term cash advances.

Consequently, the board of directors, in consultation with management and major shareholders, has undertaken an extensive investigation of the options available to the company in order to fund its waste destruction business through commercialization.  The Board expects to develop a plan for this no later than the second quarter of 2009.

m) Intangible Assets Acquired

Intangible assets are accounted for in accordance with Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets.

Intangible assets acquired consist of a customer list and patent rights.  These intangible assets are amortized over their useful lives and tested for impairment if certain circumstances indicate and impairment may exist.  As of December 2008 the remaining amortization period is fifteen years for the customer list and patent rights.

Intangible assets that are amortized are tested for impairment at the asset level associated with the lowest level of cash flows.  An impairment exists if the carrying value of the asset is i) not recoverable (the carrying value of the asset is greater than the sum of the undiscounted cash flows) and ii) is greater than its fair value.

As of December 31, 2008 the Company has determined that no impairment of the intangibles is indicated.

n) Advertising Costs

Advertising costs are expensed as incurred and for the twelve-month period ending December 31, 2008 and 2007 totaled approximately $63,711 and $66,636 respectively.  These costs consist primarily of trade show, web site and publication expenses.

2.

Acquisitions

a)

Acquisitions

On January 10, 2007 the company UTEC, Inc. (formerly Lyon Capital Venture Corp), acquired UTEC Corporation, a global chemical and materials services company.  The Company is a leader in commercial explosives technology including development, analysis, testing and manufacturing.

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

Current assets	$ 57,488
Property, plant and equipment	737,185

Identifiable intangible and other assets	1,200,000
Total assets acquired	1,994,673

Current liabilities	90,189

Net assets acquired	$1,904,484
Cash acquired	15,000

Purchase price, net of cash acquired	$1,889,484

3.

Property, Plant and Equipment

Property, plant and equipment consist of the following at December 31:

	2008	2007

Buildings and leasehold improvements	$ 501,500	$ 501,500
Machinery and equipment	219,645	195,026
Transportation equipment	24,538	24,538
Furniture and fixtures	16,121	16,121
Constructed asset in progress	148,162	0
	909,966	737,185
Less accumulated depreciation	86,797	42,730
	$ 823,169	$ 694,455

Depreciation expense was approximately $44,100 and $42,700 for year ended December 31, 2008 and 2007, respectively.

4.

Operating Leases

The Company assumed a non-cancelable operating lease for a vehicle originally dated August 23, 2005. The lease requires monthly payments of $562 and expires August 23, 2008.  The lease was renewed in February of 2009 for thirty-six (36) months with lease payments due monthly of $329.  Future rental payments are as follows:

2009

                     $3,618

2010

                     $3,946

2011

                     $3,946

2012

                        $329

2013

                        None

The total rent expense for the years ending December 31, 2008 and 2007 was approximately $4,496 and $6,771 respectively.

Future ground lease payments (see Note 5), subject to adjustment for inflation, are as follows:

2009

                     None

2010

                $85,800

2011

                $85,800

2012

                $85,800

2013

                $85,800

5.

Related Party Transactions

a) Shared Services

The accounting office of the Company and its subsidiary UTEC Corporation reside in Norman, Oklahoma and also serve as the accounting office and headquarters for Energetic Systems, Inc. LLC. (ESI).  For the three-month period ended December 31, 2008 and 2007, ESI charged the Company $10,230 and $13,179 respectively for such services.  For the twelve months ended December 31, 2008 and 2007 ESI charged the Company $48,366 and $65,020 respectively, all of which is payable within thirty days of the invoice date.

b) Other related party transactions

From time to time the Company enters into arrangements for the provision of services from one or more of its Directors, or companies in which its Directors have a financial interest.

On January 11, 2007, the Company entered into an agreement with Red Stone Management Services, a company owned by Dr. Fortunato Villamagna, for the services of Dr. Villamagna as CEO of the Corporation.  Payments to Red Stone under this agreement are based on time actually spent on the business of the Company by Dr. Villamagna, subject to a minimum annual fee of $40,000.  During the twelve months ended December 31, 2008 and 2007, the Company has incurred management fee expense of $40,000 pursuant to this agreement, all of which is included in Accounts Payable to Related Parties, at December 31, 2008 and 2007 respectively.  The agreement was revised as of September 30, 2008 to take effect January 1, 2009 and the wages paid to Mr. Villamagna were changed to $200,000 per year with a bonus of no greater than 50% of wages payable contingent upon the performance of the company and Board acceptance.

On January 1, 2007 UTEC Corporation (a wholly owned subsidiary effective January 10, 2007) entered into a Ground Lease Agreement for the properties that it occupies in Cherokee County, Kansas.  This lease is with Energetic Properties, LLC., a subsidiary of Energetic Systems, Inc. LLC., a significant shareholder in the company.  The initial term of the lease is seven (7) years, with provision to extend for five additional one-year renewal periods.  The annual rent is prepaid through December 31, 2009; thereafter UTEC Corporation is obligated to pay an annual rent of $85,800 per year subject to adjustment for changes in the Consumer Price Index.  The discounted value of the lease is $75,000 with an annual amortization of $10,700 with the net book value at December 31, 2008 and 2007 being $53,300 and $64,300.  The Agreement includes all other terms and conditions which are normal and usual for leases of this type.

c) Advances from Energetic Systems Inc., LLC

Energetic Systems, Inc., LLC. (ESI) which owns approximately 42% of the restricted common shares of UTEC, INC. and owns 100% of the predecessor company, UTEC Corporation, LLC that contributed its assets to form UTEC Corporation, is the processor of a credit facility of up to $200,000 from UTEC.  The amounts owing on that facility at the end of December 31, 2008 and 2007 are $181,000 and $0 respectively.  Interest expense accrued on the line of credit was $12,932 and $558 during the years ended December 31, 2008 and 2007, respectively.

6.

Intangible Assets

Intangible assets consist of the following at December 31, 2008 and December 31, 2007:

	2008	2007

Patent rights	$ 71,600	$ 71,600
Customer relationships	1,125,000	1,125,000
Accumulated amortization	(139,491)	(69,350)
	$ 1,057,109	$ 1,127,250

 The Patent rights are based upon the contractual agreement between the Company and Ceramatec, as described in Note 9.  The Company is amortizing these Patent rights over 17 years.

Customer relationships represent the net present value of the discounted cash flows of customer relationships contributed by the Company in connection with the acquisition.  Although the Company does not typically have long-term contracts with these customers, most of them have been customers of the Company for many years.  The Company is amortizing the net present value of the estimated future cash flows of these customers over seventeen (17) years, which is based on the consistency, length and the unique nature of the customer relationships and the service that the Company provides.

Amortization expense for the next five years related to intangible assets is expected to be as follows:

2009

$70,400

2010

70,400

2011

70,400

2012

70,400

2013

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

For the twelve months ended December 31, 2008 and 2007, basic and diluted earnings (loss) per share were the same, as all potentially dilutive shares were anti-dilutive.

8.

Income Taxes

The provision for income taxes consists of the following for the year ended December 31:

	2008	2007

Current	$ 0	$ 0

Deferred (benefit)	(170,800)	(119,900)
Total	$(170,800)	$(119.900)

The Deferred tax asset consists of the following at December 31:

	2008	2007

Accrued liabilities not currently deductible	$ (16,600)	$ (16,600)
Deferred stock compensation	(36,800)	(40,800)
Deductible prepaid insurance	6,200	2,300
Net operating loss carryforwards	(134,000)	(64,800)
Valuation Allowance	10,400	0
Net Deferred Tax Asset	$ (170,800)	$ (119,900)

The Company has provided a valuation allowance for the portion of the deferred tax benefit that it does not expect to realize.

The Company is not currently subject to any specific audit by any federal, state or local taxing authority.  There are no unrecognized tax benefits or tax positions previously taken which could give rise to uncertainty, and therefore there are no calculations or classifications of interest, penalties, or effects on income taxes related to such uncertainties.

At December 31, 2008, the Company has net operating loss carryforwards totaling approximately $353,000, which primarily begins to expire in 2022.

Actual income taxes differ from “expected” income tax, computed by applying the U.S. Federal corporate income tax rate of 34% to earnings (loss) from operations before income taxes for the year ended December 31 as follows:

	2008		2007

Computed expected income taxes	$(87,000)	(34.0)%	$(137,800)	(34.0)%
Nondeductible expenses	32,100	12.6	42,000	10.4
Other, principally state taxes	(6,400)	(2.5)	(11,200)	(2.8)
Valuation Allowance	10,400	(4.1)	0
Provision (reversal) for valuation allowance	0	(0.0)	(12,900)	(3.2)
	$(50,900)	(19.9)%	$(119,900)	29.6%

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

The shares to Ceramatec were provided for item (i), the license. The support and supply agreement (i & ii) were included in the supply agreement and payments made to Ceramatec to purchase the equipment and units specified in the agreement.

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

If Ceramatec is not able to sell its stock granted under this agreement for at least $700,000 within the first two years after it is allowed to sell its stock under this agreement, then any license granted under this agreement shall become non-exclusive.  Ceramatec agreed to pay finders fees of 85,000 shares to a third party in connection with this agreement.

The Company is amortizing the asset over seventeen (17) years, which is the estimated remaining life of the patents to which the Company has exclusivity rights.  See Note 6.

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

b) Princeton Research

Effective September 17, 2007 the company entered into an agreement with Princeton Research for corporate services.  In exchange for these services the company issued 50,000 common shares to Princeton.  The shares were valued at $0.45 per share equal to the market value of the stock on the agreement signing date.  The services were rendered in 2007 and the amortization of $22,500 was fully expensed before by year-end.

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

10.

Employee Stock Plan

2007 Employee Stock Plan

Effective January 12, 2007, the Company’s Board of Directors approved a “Consultant and Employee Stock Option and Award Plan” and reserved 2,000,000 shares of the Company’s common stock pursuant to this plan.  In connection with the adoption of the plan, the Company also awarded 1,914,000 shares of restricted stock to certain key employees and consultants.  The stock grants to the key employees have an eighteen-month vesting period from the date of the grant, and become fully vested on July 12, 2008.

Upon vesting the stock will become the property of the employee free of restriction and can be sold, gifted or otherwise transferred.  The right to the stock never lapses nor is it dependent on the exercise of the stock.  The stock carries a strike price value of $0.25 per share.  The stock would not be sold unless its market value exceeds the strike price.  Since the employee is not required to exercise the strike price the employees basis in the stock is zero and therefore cannot be written off or a loss taken.

A summary of the status of the Company’s non-vested shares as of December 31, 2007, and changes during the year ended December 31, 2007, is presented below:

Non-vested Shares	Shares (000)	Weighted- Average Grant-Date Fair Value
Non-vested at January 1, 2007	0	$0.00
Granted	1,914	0.218
Vested	0	0.00
Forfeited	0	0.00
Non-vested at December 31, 2007	1,914

$0.218

For the twelve months ended December 31, 2007, the Company recognized compensation expense of $107,401 and a corresponding increase to Common Stock and Additional Paid-in Capital based upon the estimated fair value of the Common Stock at the date of the grant and the vesting period of the grants.

Employee Stock Option Plan

Effective March 26, 2008 the restricted shares issued pursuant to the Employee Stock Ownership Plan dated January 11, 2007 were cancelled in their entirety, save for 16,000 that were lost by the employee and which will be cancelled in 2009.  The Plan has since been rescinded and the amount amortized in 2007 of $107,401 has been reversed in the first quarter of 2008.

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

These values used in the Black-Scholes model yield a total compensation cost to be amortized over the expected life of 3.5 years to be $451,500 or $129,000 per year of which $96,750 was amortized for the year ended December 31, 2008.  The unrecognized amortizable compensation cost is $354,750 for these options as of December 31, 2008.

A summary of the status of The Company’s non-vested stock options as of December 31, 2008 is presented below:

Non-vested Options	Options (000)	Weighted- Average Grant-Date Fair Value
Non-vested at January 1, 2008	0	$0.00
Granted	1,914	0.236
Vested	1,914	0.236
Forfeited	0	0.00
Non-vested at December 31, 2008	0	$0.00

11.

Quarterly Results of Operations

	Quarterly Period Ended
	March 31	June 30	September 30	December 31
Fiscal Year 2008
Net sales	$ 768,168	$ 298,898	$ 821,361	$ 349,174
Net income (loss)	63,279	(159,176)	11,429	(120,442)
Net income (loss) per share -
basic and diluted	$ 0.0012	$ (0.0031)	$ 0.0002	$ (0.0023)

2008 Shares o/s	53,685,719	51,968,159	51,968,159	51,968,159

Fiscal Year 2007
Net sales	$ 222,988	$ 630,954	$ 292,629	$ 219,234
Net income (loss)	(97,032)	63,496	(152,037)	(99,768)
Net income (loss) per share -
basic and diluted	$ (0.0019)	$ 0.0012	$ (0.0028)	$ (0.0019)

2007 Shares o/s	50,420,159	53,706,159	53,707,759	53,756,159

12.

New Accounting Pronouncements

In September of 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  The adoption of this statement did not have an effect on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which provides companies an option to report selected financial assets and liabilities at fair value.  SFAS No. 159 does not require any new fair value measurements. However, if applied, SFAS No. 159 requires companies to provide information helping financial statement users to understand the effect of a company’s choice to use fair value in determining its earnings, as well as to display the fair value of the assets and liabilities a company has chosen to use fair value for on the face of its balance sheet. Additionally, SFAS No. 159 establishes presentation and disclosure requirements designed to simplify comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The statement is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007.  The Company has determined the effects of the adoption of this statement will not have an effect on its consolidated financial statements, because the Company has elected not to report any liabilities or assets at any value other than that achieved by historical cost, and that if the Company were to make such an election, the difference in values reported on the Company’s consolidated financial statements would not provide more relevant and understandable information for the users of the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. This Statement improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects by establishing principles and requirements for how the acquirer (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company must apply prospectively SFAS No. 141(R) to business combinations for which the acquisition date is on or after the beginning of 2009. The impact that adoption of SFAS No. 141(R) will have on the Company’s financial condition, results of operations and cash flows is dependent upon many factors. Such factors would include, among others, the fair values of the assets acquired and the liabilities assumed in any applicable business combination, the amount of any costs the Company would incur to effect any applicable business combination, and the amount of any restructuring costs the Company expected but was not obligated to incur as the result of any applicable business combination. Thus, we cannot accurately predict the effect SFAS No. 141(R) will have on acquisitions until such acquisitions are consummated.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”, which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 160 will not have a material effect on the Company’s consolidated financial statements unless the Company acquires less than 100 percent of an entity.  Accordingly, the effect of application of SFAS No. 160 on future acquisitions will vary depending on the nature of the acquisition.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, which amends and expands the disclosure requirements of SFAS No. 133.  SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities.  The statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The Company has determined that the adoption of SFAS No. 161 will not have a material effect on the consolidated financial statements due to the absence of derivatives and hedging instruments in the Company’s consolidated financial statements. If the Company engages in activities which include derivatives and hedging instruments, then the adoption of SFAS No. 161 could have an effect on t its consolidated financial statements, and such effect could be material.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). This FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other U.S. generally accepted accounting principles. FSP 142-3 is effective for our interim and annual financial statements beginning in 2009. The adoption of FSP 142-3 will not have a material effect on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States (the GAAP hierarchy).  The statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”.  The Company does not anticipate the adoption of SFAS No. 162 will have a material effect on the consolidated financial statements.