Form 10-Q
period 2009-03-31
UTEC, INC.
filed 2009-05-15
CIK 1386018

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q

(Mark One)

X

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes . [ X]  No .  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  [  ]  No  [X]  (Not required by smaller reporting companies)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in rule 12b-2 of the Exchange Act.

Large accelerated filer

[  ]

Accelerated Filer

[  ]

Non-accelerated filer

[  ] (Do not check if a smaller reporting company)

Smaller reporting company

[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).          Yes  [   ]  No   [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 1, 2009, the Company had 51,968,159 issued and outstanding shares of its common stock.

PART I — FINANCIAL INFORMATION

The accompanying interim unaudited financial statements of UTEC, Inc. (a Nevada corporation) are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the year ended December 31, 2008 included in a 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on April 15, 2009. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying interim financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying interim financial statements for the three months ended March 31, 2009 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2009.

UTEC, INC.

Comparative Financial Statements and accompanying Notes

As of December 31, 2008 and for the three months Ended March 31, 2009

Table of Contents

Financial Statement

Consolidated Balance Sheet

F-1

Statement of Operations

F-2

Statement of Stockholders' Equity

F-3

Statement of Cash Flows

F-4

Notes to Financial Statement

Organization and Summary of Significant Accounting Policies

5

Property, Plant and Equipment

9

Operating Leases

9

Related Party Transactions

10

Intangible Assets

11

Earnings Per Share

11

Income Taxes

12

Contractual Obligations

13

Employee Stock Plan

15

UTEC Inc.

Consolidated Balance sheet
As of March 31, 2009 (unaudited) and December 31, 2008

	2009 (unaudited)	2008
ASSETS
Current Assets
Cash and cash equivalents	$33,228	$100
Accounts receivables	160,580	187,278
Inventory	47,226	107,916
Prepaid expenses	16,735	28,146
Total Current Assets	257,769	323,440

Intangible Assets, net (Note 5)	1,090,144	1,110,409
Property, plant & equipment, net (Note 2)	811,378	823,169
Deferred Tax Asset (Note 7)	86,700	170,800

Total assets	$2,245,991	$2,427,818

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$296,958	$427,198
Amounts payable to related parties	109,144	323,297

Total Current Liabilities	406,102	750,495

STOCKHOLDERS' EQUITY
Authorized:
74,000,000 common shares, par value of $0.001 per share
Issued and outstanding:

51,968,159 at March 31, 2009	51,968
51,968,159 at December 31, 2008		51,968

1,000,000 preferred shares, par value of $0.001 per share
Issued and outstanding:

42,013 at March 31, 2009	42
42,013 at December 31, 2008		42

Additional paid in capital	2,181,765	2,149,515

Retained earnings (deficit)	(393,886)	(524,202)
Total Stockholders' Equity	1,839,889	1,677,323

Total liabilities and stockholders' equity	$2,245,991	$2,427,818

The accompanying notes are an integral part of these financial statements.

UTEC Inc.

Comparative Consolidated Statement of Operations

	Three-month period ended March 31
	2009 (unaudited)	2008 (unaudited)
Revenue
Revenue	$1,039,595	$768,168

Operating Expenses
Cost of Sales	353,544	269,018
General and administrative expense	223,309	195,635
Selling expense	40,776	52,405
Research and development expense	207,550	132,831

Total operating expenses	825,179	649,889

Income before income taxes	214,416	118,279

Provision for income taxes	84,100	55,000

Net income	$130,316	$63,279

Earnings per share - basic and diluted	$0.003	$0.001

Weighted average number of common shares
outstanding as of March 31	51,968,159	53,685,719

The accompanying notes are an integral part of these financial statements.

UTEC Inc.

Comparative Consolidated Statements of Stockholders' Equity
for the three-month period ended March 31, 2009 (unaudited) and the year ended December 31, 2008

	2008
	Common shares	Preferred Shares	Par value	Additional Paid-in Capital	Retained Earnings (Deficit)
Balance January 1	53,756,159	42,013	$53,798	$2,116,376	$(319,292)

Cancel shares issued pursuant to employee stock grants (Note 9)	(1,898,000)		(1,898)	(105,485)

Sale of outstanding non-restricted stock	110,000		110	41,874

Options vested pursuant to employee option plan				96,750

Net Loss for the year ended December 31					(204,910)

Balance December 31	51,968,159	42,013	$52,010	$2,149,515	$(524,202)

	2009
	Common shares	Preferred Shares	Par value	Additional Paid-in Capital	Retained Earnings (Deficit)
Balance January 1	51,968,159	42,013	$52,010	$2,149,515	$(524,202)

Options vested pursuant to employee option plan				32,250

Net Income for the three month period ended March 31					130,316

Balance March 31	51,968,159	42,013	$52,010	$2,181,765	$(393,886)

The accompanying notes are an integral part of these financial statements.

UTEC Inc.

Comparative Consolidated Statements of Cash Flows
for the three-month period ended March 31
	2009 (unaudited)	2008 (unaudited)

Cash flows from operating activities:
Net Income	$130,316	$63,279
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	11,791	9,889
Amortization of intangibles	20,265	20,956
Employee stock options vested	32,250
Employee stock grants issued (cancellation)		(107,401)
Deferred tax expense	84,100	55,000
Accounts receivables	26,698	(249,186)
Inventories	60,690	59,440
Prepaid Expenses	11,411	(1,791)
Accounts payable and accrued liabilities	(163,393)	44,423
Total cash flows from operating activities	214,128	(105,391)

Cash flows from financing activities
Repayment on line-of-credit to related party	(181,000)
Capital Contribution		35,000
Total cash flows from financing activities	(181,000)	35,000

Increase (decrease) in cash and equivalents	33,128	(70,391)

Cash and cash equivalents, beginning of period	100	89,377

Cash and cash equivalents, end of period	$33,228	$18,986

Supplemental Disclosure
Interest paid	$3,953	$0
Income taxes paid	$0	$0

The accompanying notes are an integral part of these financial statements.

UTEC, INC.

Notes to Consolidated Financial Statements

March 31, 2009 and December 31, 2008

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

b) Basis of Presentation

The accompanying financial statements and notes thereto have been prepared pursuant to the rules and regulations of the Security and Exchange Commission.  Accordingly, certain disclosures normally prepared in accordance with accounting principles generally accepted in the United States have been omitted.  The accompanying financials statements and notes thereto should be read in conjunction with the audited consolidated financial statements.

The financial information included herein is unaudited; however, such information reflects solely normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim period presented.

The results of operation for the three months period ended March 31, 2009 and 2008, are not necessarily indicative of the results to be expected for the full year.

c) Principles of Consolidation

The financial statements of the Company include the accounts of the Company and its wholly owned subsidiary, UTEC Corporation.  All intercompany accounts and transactions have been eliminated in consolidation.

d) Cash and Cash Equivalents

For the purpose of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.  The Company had $33,228 and $100 cash or cash equivalents at March 31, 2009 and December 31, 2008 respectively.

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

For the three months ended March 31, 2009, two customers accounted for approximately 58% and 12% of the company sales.

For the three months ended March 31, 2008, two customers accounted for approximately 67% and 12% of the Company’s net sales, respectively.

At December 31, 2008 and March 31, 2009, one customer accounted for approximately 26% and 45% respectively of the Company’s accounts receivable.

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

Certain significant estimates include the fair value of the Company’s intangible assets and the related amortization period.  These estimates are discussed in further detail at Note 5.

m) Going Concern Assumption

The Company’s group of activities consists solely of UTEC Corporation.  The legacy activities of UTEC Corporation have not been sufficient to fund development and commercialization of the waste destruction business and consequently, for the past several months, the Directors and Management of UTEC, Inc. have been exploring various means to continue the growth of the business and fund the final development and commercialization of the waste destruction technology licensed from Ceramatec, Inc. in early 2007.    It has been decided to sell the legacy business to Energetic Systems, Inc., LLC., and retain within the UTEC consolidated group the Ceramatec license and waste destruction assets developed over the past two years.  This will minimize the immediate cash requirements of the company.  Once closed, the sale is to take affect as of April 2009.  UTEC, Inc. and its wholly owned subsidiary UTEC Corporation will continue as public companies, retaining the assets of the waste destruction business.   The companies will not have any significant operations to fund, but will have some liabilities related to the purchase and development of the waste destruction units that will need to be satisfied within a few months of the sale of the legacy business in order to continue as a going concern.  In addition, UTEC Inc. will need to link up with a financial partner capable of funding the business plan for the waste destruction business.  Management believes this can be accomplished and has found a potential partner for the business, but has not yet entered into a binding agreement.

n)  Intangible Assets Acquired

Intangible assets are accounted for in accordance with Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets.

Intangible assets acquired consist of a customer list and patent rights.  These intangible assets are amortized over their useful lives and tested for impairment if certain circumstances indicate and impairment may exist.  As of March31, 2009 the remaining amortization period is fifteen years for the customer list and patent rights.

Intangible assets that are amortized are tested for impairment at the asset level associated with the lowest level of cash flows.  An impairment exists if the carrying value of the asset is i) not recoverable (the carrying value of the asset is greater than the sum of the undiscounted cash flows) and ii) is greater than its fair value.

o)  Advertising Costs

Advertising costs are expensed as incurred and for the three-month periods ending March 31, 2009 and 2008 totaled approximately $5,314 and $25,460, respectively.  These costs consist primarily of trade show, web site and publication expenses.

2.

Property, Plant and Equipment

Property, plant and equipment consist of the following at March 31, 2009 and December 31, 2008:

	2009	2008
	(unaudited)

Buildings and leasehold improvements	$501,500	$501,500
Machinery and equipment	219,645	219,645
Transportation equipment	24,538	24,538
Furniture and fixtures	16,121	16,121
Constructed asset in progress	148,162	148,162
	909,966	909,966
Less accumulated depreciation	98,588	86,797
	$811,378	$823,169

Depreciation expense was $11,791 and $9,889 for the three-month period ended March 31, 2009 and 2008 respectively.

3.

Operating Leases

The Company assumed a non-cancelable operating lease for a vehicle originally dated August 23, 2005. The lease requires monthly payments of $562 and expires August 23, 2008.  The lease was renewed in February of 2009 for thirty-six (36) months with lease payments due monthly of $329.  Future rental payments are as follows:

2009

$3,618

2010

$3,946

2011

$3,946

2012

$329

2013

None

Total rent expense related to operating leases was approximately $1,455 and $1,686 for the period ending March 31, 2009 and 2008.

Future ground lease payments (see Note 4), subject to adjustment for inflation, are as follows:

2009

None

2010

$85,800

2011

$85,800

2012

$85,800

2013

$85,800

4.

Related Party Transactions

a)  Shared Services

The accounting office of the Company and its subsidiary UTEC Corporation reside in Norman, Oklahoma and also serve as the accounting office and headquarters for Energetic Systems, Inc. LLC. (ESI).  For the three-month period ended March 31, 2009 and 2008, ESI charged the Company $12,226 and $12,737 respectively for such services, all of which is payable within thirty days of the invoice date.

b) Other related party transactions

From time to time the Company enters into arrangements for the provision of services from one or more of its Directors, or companies in which its Directors have a financial interest.

On January 11, 2007, the Company entered into an agreement with Red Stone Management Services, a company owned by Dr. Fortunato Villamagna, for the services of Dr. Villamagna as CEO of the Corporation.  Payments to Red Stone under this agreement are based on time actually spent on the business of the Company by Dr. Villamagna, subject to a minimum annual fee of $40,000.  The agreement was revised as of September 30, 2008 and the minimum annual fee increased to $200,000.  During the three months ended March 31, 2009 and 2008, the Company has incurred management fee expense of $50,000 and $10,000 pursuant to this agreement, all of which is included in Accounts Payable to Related Parties, at March 31, 2009 and 2008 respectively.

On January 1, 2007 UTeC Corporation (a wholly owned subsidiary effective January 10, 2007) entered into a Ground Lease Agreement for the properties that it occupies in Cherokee County, Kansas.  This lease is with Energetic Properties, LLC., a subsidiary of Energetic Systems, Inc. LLC., a significant shareholder in the company.  The initial term of the lease is seven (7) years, with provision to extend for five additional one year renewal periods.  The annual rent is prepaid through December 31, 2009; thereafter UTeC Corporation is obligated to pay an annual rent of $85,800 per year subject to adjustment for changes in the Consumer Price Index.  The discounted value of the lease is $75,000 with an annual amortization of $10,700 with the net book value at March 31, 2009 and December 31, 2008 being $50,900 and $53,300.  The Agreement includes all other terms and conditions which are normal and usual for leases of this type.

c) Advances from Energetic Systems Inc., LLC

Energetic Systems, Inc., LLC. (ESI) which owns approximately 42% of the restricted common shares of UTEC, INC. and owns 100% of the predecessor company, UTeC Corporation, LLC that contributed its assets to form UTEC Corporation, is the processor of a credit facility of up to $200,000 from UTeC.  There were no amounts owing on that facility at the end of March 31, 2008 and 2007.  Interest expense accrued on the line of credit was $3,652 and $0 for the three month ended March 31, 2009 and 2008, respectively.

5.

Intangible Assets

Intangible assets consist of the following at March 31, 2009 and December 31, 2008:

	2009	2008
	(unaudited)

Patent rights	$71,600	$71,600
Customer relationships	1,125,000	1,125,000
Ground Lease (Note 4)	75,000	75,000
Accumulated amortization	(181,456)	(161,191)
	$1,090,144	$1,110,409

The Patent rights are based upon the contractual agreement between the Company and Ceramatec, as described in Note 8.  The Company is amortizing these Patent rights over 17 years.

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

$81,100

2010

81,100

2011

81,100

2012

81,100

2013

81,100

6.

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

For the three months ended March 31, 2009 and 2008, basic and diluted earnings (loss) per share were the same, as all potentially dilutive shares were anti-dilutive.

7.

Income Taxes

The provision for income taxes consists of the following for three months ended March 31:

	(unaudited)
	2009	2008

Current	$0	$0
Deferred (benefit)	84,100	55,000
Total	$84,100	$55,000

The Deferred tax asset consists of the following at March 31, 2009 and December 31, 2008:

	2009	2008
	(unaudited)

Accrued liabilities not currently deductible	$(16,600)	$(16,600)
Deferred stock compensation	(49,100)	(36,800)
Deductible prepaid insurance	6,400	6,200
Net operating loss carryforwards	(37,800)	(134,000)
Valuation Allowance	10,400	10,400
Net Deferred Tax Asset	$(86,700)	$(170,800)

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

At March 31, 2009, the Company has net operating loss carryforwards totaling approximately $99,500, which primarily begin to expire in 2022.

Actual income taxes differ from “expected” income tax, computed by applying the U.S. Federal corporate income tax rate of 34% to earnings (loss) from operations before income taxes for the three months ended March 31 as follows:

	Three months
	2009 (unaudited)		2008 (unaudited)
Computed expected income taxes	$72,900	34.0%	$40,200	34.0%
Nondeductible expenses	7,900	3.7	9,000	7.6
Other, principally state taxes	3,300	1.5	5,800	4.9
	$84,100	39.2%	$55,000	46.5%

8.

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

9.

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

FYE 2007
Expected volatility	71.44%
Expected dividends	0.00
Expected term (in years)	3.5
Risk-free rate	2.67%

A summary of the status of The Company’s non-vested stock options as of March 31, 2009 is presented below:

Non-vested Options	Options (000)	Weighted- Average Grant-Date Fair Value
Non-vested at January 1, 2009	1,914	$0.236
Granted	0	0.0
Vested	1,914	0.236
Forfeited	0	0.00
Non-vested at March 31, 2009	0	$0.00

For the three month period ending March 31, 2009 and 2008 share based compensation expense of $32,250 and $0 was recognized, respectively.

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

The new marketing unit, Hazardous Chemicals and Biological Waste Destruction was in a development stage during the year, and had no commercial revenues.  Focus during the year was on licensing and validation of the Cold Plasma Oxidizer technology, and on the development of the Company’s Waste Destruction System, identification of potential markets, and preparation of its business plan.  This business unit was independently staffed and structured in order to pursue commercialization of Cold Plasma Oxidizer waste destruction systems during 2008.

Revenues

Revenues for the three months ended March 31, 2009, were $1,040,000.  For the three months ended March 31, 2008, revenues were $768,000. Major activities that contributed to this revenue were primarily in the areas of contract research and product development and independent product testing.  Revenues totaling $810,000 for the three months ended March 31, 2009, came from the Specialty Chemicals Unit through the manufacture and sale of inorganic chemical sensitizers to customers engaged in commercial explosives production. For the three month period ended March 31, 2008, revenue from the same products totaled $516,000.  For the three months ended March 31, 2009, this number has risen to about 78% of total sales.  We project that revenue will increase with new business in both areas, but most specifically in the Specialty Chemicals area as new materials are made available to customers, and developments in new technologies are pursued.

Expenses

The Company’s legacy business has historically been service based with temporary employees retained on an as needed basis to support manufacturing activities.  For the three month period ending March 31, 2009, the wage and burden expense as a percent of total expenses was 42%, totaling $237,200.

The Company’s legacy business is engaged in the research, development, testing and analysis of commercial explosives.  Some of the R&D activities have been in the development of new or improved technologies or new product development to be used internally within the company.

Some of the other R&D activities during the last year have been in the testing, analysis and QC (quality control) areas and the costs associated with these activities were for the three months ended March 31, 2009, approximately $30,000.  These costs are passed to the Company’s customers, as per the agreements the Company has with the various customers.

The Company owns all of the research and testing facilities and these facilities are operated by Company personnel/employees.  None of the facilities are operated by the Company’s customers or licensees or any other third parties.

Travel related expenses, which mostly constitute business support and development activities, for the three month periods ending March 31, 2009, were $34,200.  For the three month periods ending March 31, 2008, these same costs were $38,700.

Accounting and management expenses for the three months ending March 31, 2009, were $15,200, which includes accruals of $3,000.  For the same periods March 31, 2008, the costs were $63,100.

The company did not add any capital items in the three months ending March 31, 2009.  In the three month period ending March 31, 2008, a significant reversal of amortization expense was recorded to reflect the cancellation of the restricted stock issued to Directors, Officers and employees of the Company in 2007 totaling $107,000.  These restricted shares were replaced with options on March 26, 2008.  For the three months ended March 31, 2009, amortization expense of $32,500 was recorded for these options.

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

The Company was self-funding for much of 2008, drawing periodically on a credit facility provided to it by one of its shareholders totaling $181,000 as of December 31, 2008. The Company paid that facility back in full during the three months ended March 31, 2009.

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

Intangible assets consist mainly of the Company’s portfolio of intellectual property, which is the basis for the Company’s research and development and testing activities. Patents currently held by the Company were previously listed in the Company’s Form 10 filed on March 31, 2008, and amended.

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

Certain of the materials the company uses or handles are hazardous materials. These materials are stored in federally and state licensed storage facilities, under permits granted to the Company.  As of March 31, 2009, the company was not in violation of any of its license and permits required to carry on its business.

Liquidity and Capital Resources

 As of March 31, 2009, the company had $33,000 cash on hand.  Periodically, the Company finds itself in a negative cash flow position.  While the Company has limited liquidity, it did finish the three month period funding its operations with internally generated cash.  When UTEC Corporation was formed and acquired by UTEC, Inc., management believed that the Company would need approximately $500,000 to properly fund operations until such time as the Company was able to generate enough cash flow from increased or new business to generate appropriate amounts of working capital.  This money was to be raised via a secondary offering or through private placements.  Due to current financial market conditions, the Company was unable to externally finance, through independent third parties, the projected $500,000 management believed would be necessary to properly fund operations.  The Company exceeded management’s cash flow projections and with short term financing from Energetic Systems, Inc. LLC (ESI) was able to meet its obligations.

The legacy activities of UTEC Corporation have not been sufficient to fund development and commercialization of the waste destruction business and consequently, for the past several months, the Directors and Management of UTEC, Inc. have been exploring various means to continue the growth of the business and fund the final development and commercialization of the waste destruction technology licensed from Ceramatec, Inc. in early 2007.    It has been decided to sell the legacy business to Energetic Systems, Inc., LLC., and retain within the UTEC consolidated group the Ceramatec license and waste destruction assets developed over the past two years.  This will minimize the immediate cash requirements of the company.  Once closed, the sale is to take affect as of April 2009.  UTEC, Inc. and its wholly owned subsidiary UTEC Corporation will continue as public companies, retaining the assets of the waste destruction business.   The companies will not have any significant operations to fund, but will have some liabilities related to the purchase and development of the waste destruction units that will need to be satisfied within a few months of the sale of the legacy business in order to continue as a going concern.  In addition, UTEC Inc. will need to link up with a financial partner capable of funding the business plan for the waste destruction business.  Management believes this can be accomplished and has found a potential partner for the business, but has not yet entered into a binding agreement.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4T. Controls and Procedures.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

-

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

-

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

-

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of December 31, 2008, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) inadequate segregation of duties consistent with control objectives.  The aforementioned material weakness was identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2008.

Management believes that the material weakness set forth above did not have an effect on our financial results.

Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 6. Exhibits

Exhibits:

Exhibit No.	Document	Location
31	Rule 13a-41(a)/15d-14(a) Certificates	Included
32	Section 1350 Certifications	Included

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UTEC, INC.

May 15, 2009

/s/ Fortunato Villamagna

Date

Fortunato Villamagna, Director & CEO,