Form 10-Q
period 2009-06-30
UTEC, INC.
filed 2009-08-20
CIK 1386018

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q

(Mark One)

X

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes . [ X]  No .  [  ]

Indicate by checkmark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[  ]  Yes

[X]

No (Not Required)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 10, 2009, the Company had 26,468,159 issued and outstanding shares of its common stock.

PART I — FINANCIAL INFORMATION

The accompanying interim unaudited financial statements of UTEC, Inc. (a Nevada corporation) are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the year ended December 31, 2008 included in a 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on April 15, 2009. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying interim financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying interim financial statements for the six months ended June 30, 2009 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2009.

UTEC, INC.

Consolidated Financial Statements

June 30, 2009 and December 31, 2008

Table of Contents

Financial Statements

Consolidated Balance Sheets

F-1

Consolidated Statements of Operations

F-1

Consolidated Statements of Stockholders' Equity

F-Error! Bookmark*************

Consolidated Statements of Cash Flows

F-1

Condensed Notes to Consolidated Financial Statements

Organization and Summary of Significant Accounting Policies

2

Going Concern Assumption

7

Intangible Assets

8

Contractual Obligations

8

Employee Stock Plan

10

Discontinued Operations

12

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations  5

Item 3 Quantitative and Qualitative Disclosures About Market Risk

7

Item 4T Controls and Procedures

7

Item 6 Exhibits

17

Signatures

187

F-1

UTEC, INC.
Consolidated Balance Sheets

ASSETS

	June 30,	December 31,
	2009	2008
	(Unaudited)
CURRENT ASSETS

Cash and cash equivalents	$-	$-
Accounts receivables	-	-
Inventory	-	-
Prepaid Expenses	-	-

Total Current Assets	-	-

PROPERTY, PLANT AND EQUIPMENT, NET	328,013	328,013

OTHER ASSETS

Intangible assets, net	61,394	61,576
Property, Plant and Equipment	-	-
Deferred tax asset, net	-	-

Total Other Assets	61,394	61,576

ASSETS FROM DISCONTINUED OPERATIONS, NET	-	1,633,930

TOTAL ASSETS	$389,407	$2,023,519

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$366,556	$346,196
Accounts payable to related parties	40,000	-

Total Current Liabilities	406,556	346,196

TOTAL LIABILITIES	406,556	346,196

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock - 1,000,000 authorized, $0.001 par value;
42,013 and 42,013 issued and outstanding, respectively	42	42
Common stock - 74,000,000 authorized, $0.001 par value;
29,468,159 and 51,968,159 issued and outstanding, respectively	29,468	51,968
Treasury Stock	-	-
Additional paid-in capital	2,238,215	2,149,515
Accumulated deficit	(2,284,874)	(524,202)

Total Stockholders' Equity (Deficit)	(17,149)	1,677,323

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$389,407	$2,023,519

	-
The accompanying condensed notes are an integral part of these financial statements.

UTEC, INC.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

REVENUES	$-	$-	$-	$-
COST OF SALES	-	-	-	-
GROSS MARGIN	-	-	-	-

OPERATING EXPENSES

General and administrative	39,596	19,823	84,828	62,407
Selling expense	-	-	-	-
Research and development	-	-	-	-

Total Operating Expenses	39,596	19,823	84,828	62,407

INCOME (LOSS) FROM OPERATIONS	(39,596)	(19,823)	(84,828)	(62,407)

OTHER INCOME AND (EXPENSE)

Interest expense	-	-	-	-

LOSS BEFORE TAXES	(39,596)	(19,823)	(84,828)	(62,407)

Provision for income taxes	(86,700)	-	(170,800)	-

NET LOSS FROM CONTINUING OPERATIONS	(126,296)	(19,823)	(255,628)	(62,407)

Income (loss) from discontinued operations	(33,950)	(139,355)	225,698	(33,492)
Loss on disposal of discontinued operations	(1,730,742)	-	(1,730,742)	-

Total loss from discontinued operations, net	(1,764,692)	(139,355)	(1,505,044)	(33,492)

NET LOSS	$(1,890,988)	$(159,178)	$(1,760,672)	$(95,899)

BASIC LOSS PER SHARE FROM CONTINUING OPERATIONS	$(0.01)	$(0.00)	$(0.01)	$(0.00)
BASIC LOSS PER SHARE FROM DISCONTINUED OPERATIONS	$(0.04)	$(0.00)	$(0.03)	$(0.00)
TOTAL BASIC LOSS PER SHARE	$(0.05)	$(0.00)	$(0.04)	$(0.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	40,718,159	51,968,159	44,468,159	52,826,939

The accompanying condensed notes are a integral part of these financials statements.

UTEC, INC.
Consolidated Statements of Stockholders' Equity (Deficit)

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2006	22,013	$22	25,917,159	$25,917	$-	$(33,951)	$(8,012)

Common stock issued for acquisition
at $0.08 per share	-	-	22,500,000	22,500	1,879,439	-	1,901,939

Common shares issued for finders
fee at $0.001 per share	-	-	2,525,000	2,525	-	-	2,525

Preferred shares issued for acquisition
at $0.001 per share	20,000	20	-	-	-	-	20

Common stock issued pursuant to employment
stock grants at $0.06 per share	-	-	1,914,000	1,914	105,487	-	107,401

Common shares issued for intangible assets
at $0.08 per share	-	-	850,000	850	70,750	-	71,600

Common shares issued for services
at $0.45 per share	-	-	50,000	50	22,450	-	22,500

Capital contribution by shareholder	-	-	-	-	38,250	-	38,250

Net loss for the year ended
December 31, 2007	-	-	-	-	-	(285,341)	(285,341)

Balance, December 31, 2007	42,013	$42	53,756,159	$53,756	$2,116,376	$(319,292)	$1,850,882

Cancelled share issued pursuant to
employee stock grants	-	-	(1,898,000)	(1,898)	(105,485)	-	(107,383)

Common stock issued for cash
at $0.38 per share	-	-	110,000	110	41,874	-	41,984

Option expense pursuant to employee
option plan	-	-	-	-	96,750	-	96,750

Net loss for the year ended
December 31, 2008	-	-	-	-	-	(204,910)	(204,910)

Balance, December 31, 2008	42,013	42	51,968,159	51,968	2,149,515	(524,202)	1,677,323

Option expense pursuant to employee
option plan (unaudited)	-	-	-	-	66,200	-	66,200

Operational segment sold in exchange
for common stock (unaudited)	-	-	(22,500,000)	(22,500)	22,500	-	-

Net loss for the six months ended
June 30, 2009 (unaudited)	-	-	-	-	-	(1,760,672)	(1,760,672)

Balance, June 30, 2009 (unaudited)	42,013	$42	29,468,159	$29,468	$2,238,215	$(2,284,874)	$(17,149)

The accompanying condensed notes are an integral part of these financial statements.

UTEC, INC.
Consolidated Statements of Cash Flows
(Unaudited)

For the Six Months Ended
June 30,
	2009	2008
OPERATING ACTIVITIES

Net loss	$(1,760,672)	$(95,899)
Adjustments to Reconcile Net Loss to Net
Cash Used by Operating Activities:
Depreciation	-	-
Amortization of intangibles	10,356	-
Employee option grants issued	66,200	-
Employee stock grants issued	-	-
Employee stock grants canceled	-	(33,151)
Deferred tax benefit	-	-
Loss from discontinued operations	1,623,756	(32,794)
Changes in operating assets and liabilities:
Accounts receivable	-	-
Inventories	-	-
Prepaid expenses	-	-
Accounts payable to related parties	40,000	-
Accounts payable and accrued liabilities	20,360	161,844

Net Cash Used in Operating Activities	-	-

INVESTING ACTIVITIES	-	-

Purchase of fixed assets/asset construction	-	-
Disposal of fixed assets/asset construction	-	-
Purchase of intangible assets	-	-
Disposal of intangible assets	-	-
Asset construction in progress	-	-
Cash in UTEC Corporation when contributed to UTEC Inc	-	-

Net Cash Used in Investing Activities

FINANCING ACTIVITIES

Proceeds from line-of-credit from related party	-	-
Repayment on line-of-credit to related party	-	-
Proceeds from sale of preferred stock	-	-
Proceeds from common stock	-	-

Net Cash Provided by Financing Activities	-	-

NET DECREASE IN CASH	-	-
CASH AT BEGINNING OF PERIOD	-	-

CASH AT END OF PERIOD	$-	$-

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Income taxes paid	$-	$-
Interest paid	-	-

NON CASH FINANCING ACTIVITIES
None

The accompanying condensed notes are an integral part of these financial statements.

UTEC, INC.

Condensed Notes to Consolidated Financial Statements

June 30, 2009 and December 31, 2008

NOTE 1:  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Business activity

UTEC INC., formerly Lyon Capital Venture Corp., is a Nevada corporation organized on November 8, 1993 as a “For Profit” corporation for the purpose of engaging in any lawful activity.  The Company was in the development stage through December 31, 2006.  The year ended December 31, 2007, is the first year during which the Company is considered an operating company and was no longer considered in a development stage.  On January 10, 2007, the Company purchased 100% of the shares of UTEC Corporation, Inc for a total consideration of 22,500,000 of the Company’s par value $0.001 common shares and 20,000 of the Company’s par value $0.001 preferred shares.  The Company also issued 2,525,000 common shares in finder’s fees.

The Company’s business is to offer state of the art testing and analysis to clients worldwide.  The Company is a leader in commercial explosives technology, including development, analysis, testing and manufacturing.

The Company operates a chemical research and development laboratory near Riverton, Kansas, which specializes in commercial explosives development and analysis. The Company also operates a destructive test facility near Hallowell, Kansas, which specializes in determining the detonating characteristics of commercial explosives.

In 2007, the Company licensed technology covering the use of cold plasma oxidizer technology for the destruction of solid and liquid hazardous chemicals and biologicals.  During 2007 and 2008, the Company worked to validate the technology and prepare a business plan for its commercialization.

In April 2009, the Company divested its commercial explosives development, analysis, testing and manufacturing business (“Legacy Business”) to eliminate the need to inject new capital into the Company to support this business, and concentrate on raising the funds necessary to commercialize its hazardous waste destruction business in exchange for 22,500,000 shares of its common stock.

b)  Unaudited Consolidated Financial Statements

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2009 and for all periods presented have been made.

UTEC, INC.

Condensed Notes to Consolidated Financial Statements

June 30, 2009 and December 31, 2008

NOTE 1:  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING  POLICIES (CONTINUED)

b)  Consolidated Financial Statements (continued)

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2008 audited financial statements.  The results of operations for the period ended June 30, 2009 and 2008 are not necessarily indicative of the operating results for the full year.

c)  New Accounting Pronouncements

In May 2009, the FASB issued FAS 165, “Subsequent Events”.  This pronouncement establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). FAS 165 requires and entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. It is effective for interim and annual periods ending after June 15, 2009. The adoption of  FAS 165 did not have a material impact on the Company’s financial condition or results of operation.

In June 2009, the FASB issued FAS 166, “Accounting for Transfers of Financial Assets” an amendment of FAS 140. FAS 140 is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets: the effects of a transfer on its financial position, financial performance , and cash flows: and a transferor’s continuing involvement, if any, in transferred financial assets. This statement must be applied as of the beginning of each reporting entity’s  first annual reporting period that begins after November 15,  2009. The Company does not expect the adoption of  FAS 166 to have an impact on the Company’s results of operations, financial condition or cash flows.

In June 2009, the FASB issued FAS 167, “Amendments to FASB Interpretation No. 46(R) ”. FAS 167 is intended to (1) address the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FAS 166, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provided timely and useful information about an enterprise’s involvement in a variable interest entity. This statement must be applied as of the beginning of each reporting entity’s  first annual reporting period that begins after November 15,  2009. The Company does not expect the adoption of  FAS 167 to have an impact on the Company’s results of operations, financial condition or cash flows.

UTEC, INC.

Condensed Notes to Consolidated Financial Statements

June 30, 2009 and December 31, 2008

NOTE 1:  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING  POLICIES (CONTINUED)

c)  New Accounting Pronouncements (continued)

In June 2009, the FASB issued FAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. FAS 168 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.The Company does not expect the adoption of  FAS 168 to have an impact on the Company’s results of operations, financial condition or cash flows.

NOTE 2:  GOING CONCERN ASSUMPTION

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

A decision was made to sell the legacy business to Energetic Systems, Inc., LLC., and retain within the UTEC consolidated group the Ceramatec license and waste destruction assets developed over the past two years.  This will minimize the immediate cash requirements of the company.  The sale was completed on April 26, 2009, effective as of April 1, 2009.  UTEC, Inc. and its wholly owned subsidiary UTEC Corporation will continue as public companies, retaining the assets of the waste destruction business.

Following the sale, the companies do not have any significant operations to fund, but do have some liabilities related to the purchase and development of the waste destruction units that need to be satisfied within a few months of the sale of the legacy business in order to continue as a going concern.  In addition, UTEC Inc. needs to link up with a financial partner capable of funding the business plan for the waste destruction business.  Management believes this can be accomplished and has considering various options to acquire this funding, but has not yet entered into an agreement to do so.

UTEC, INC.

Condensed Notes to Consolidated Financial Statements

June 30, 2009 and December 31, 2008

NOTE 3:  INTANGIBLE ASSETS

Intangible assets consist of the following at June 30, 2009 and December 31, 2008:

	2009	2008
	(unaudited)

Patent rights	$71,750	$71,750
Accumulated amortization	(10,356)	(10,174)
	$61,394	$61,576

The Patent rights are based upon the contractual agreement between the Company and Ceramatec, as described in Note 4.  The Company is amortizing these Patent rights over 17 years.

2009

$4,200

2010

4,200

2011

4,200

2012

4,200

2013

4,200

NOTE 4:  CONTRACTUAL OBLIGATIONS

Ceramatec, Inc.

Effective February 1, 2007, the company entered into a License and Supply Agreement with Ceramatec, Inc. of Salt Lake City, Utah (“License”) for a world wide exclusive royalty-free license to practice Cermatec’s Gild Arc Plasma Oxidizer technology for the destruction of solid and liquid hazardous chemicals and biologicals.  The agreement continues to the full end of the term or terms for which patent rights held by Ceramatec and related to the technology have not expired.

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

UTEC, INC.

Condensed Notes to Consolidated Financial Statements

June 30, 2009 and December 31, 2008

NOTE 4:  CONTRACTUAL OBLIGATIONS (CONTINUED)

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

As of June 30, 2009, the Company had not made any purchases from Ceramatec against the minimum obligations for 2009, and the Company owed Ceramatec  $111,457 with respect to purchases during 2008 which is included in accounts payable and accrued liabilities.

UTEC, INC.

Condensed Notes to Consolidated Financial Statements

June 30, 2009 and December 31, 2008

NOTE 5:  EMPLOYEE STOCK PLAN

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

FYE 2008
Expected volatility	71.44%
Expected dividends	0.00
Expected term (in years)	3.5
Risk-free rate	2.67%

UTEC, INC.

Notes to Consolidated Financial Statements

June 30, 2009 and December 31, 2008

NOTE 5:  EMPLOYEE STOCK PLAN (CONTINUED)

A summary of the status of The Company’s non-vested stock options granted with this plan as of June 30, 2009 is presented below:

Non-vested Options	Options (000)	Weighted Average Grant-Date Fair Value
Non-vested at January 1, 2009	1,914	$0.236
Granted	0	0.0
Vested	1,914	0.236
Forfeited	0	0.00
Non-vested at June 30, 2009	0	$0.00

On March 29, 2009 stock options totaling 5,650,000 of its $0.001 par value common stock to key employees, consultants and officers and directors in a non-qualified stock option plan with a conversion period of 10 years, at a conversion price of $0.01 for past fully completed services.  Using the Black-Scholes method of valuing the options detailed above the options were valued using the following assumptions:

FYE 2009
Expected volatility	71.44%
Expected dividends	0.00
Expected term (in years)	5.00
Risk-free rate	2.11%

UTEC, INC.

Notes to Consolidated Financial Statements

June 30, 2009 and December 31, 2008

NOTE 5:  EMPLOYEE STOCK PLAN (CONTINUED)

A summary of the status of The Company’s non-vested stock options granted with this plan as of June 30, 2009 is presented below:

Non-vested Options	Options (000)	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2009	0	$0.236
Granted	5,650	0.006
Vested	5,650	0.006
Forfeited	0	0.000
Non-vested at June 30, 2009	0	$0.000

For the six months ending June 30, 2009 and 2008 share based compensation expense of $66,200 and $(33,151) was recognized, respectively.

NOTE 6:  DISCONTINUED OPERATIONS

In April 2009, the Company sold its commercial explosives development, analysis, testing and manufacturing business (“Legacy Business”) in a non-cash transaction to a related party in exchange for stock in the Company totaling 22,500,000 shares.  The stock was cancelled in July of 2009.

A breakdown of the loss associated with the discontinued is presented in the table below.

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Income	$ -0-	$ 298,898	$ 1,039,595	$ 1,067,066
Cost of Goods Sold	-0-	4,746	353,544	273,782
Operating expenses	33,950	433,507	460,353	826,776
Net Operating Income (Loss)	(33,950)	(139,355)	225,698	(33,492)
Loss on disposal of assets	(1,730,742)	-0-	(1,730,742)	-0-
Tax benefit at 34%	-0-	-0-	-0-	-0-
Net loss	$ (1,753,687)	$ (139,355)	$ (1,505,044)	$ (33,492)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

2007 was the first year of operation for the Company, after it acquired the UTEC Corporation from Energetic Systems Inc, LLC.  In 2007, the Company was organized into three marketing units, Energetic Materials, Specialty Chemicals and Raw Materials and Hazardous Chemicals and Biological Waste Destruction.  The Company’s historical legacy business was primarily constituted by the first two marketing units and almost exclusively within the commercial explosives market.  Revenue comparisons are included from these two activities.

The new marketing unit, Hazardous Chemicals and Biological Waste Destruction was in a development stage through June of 2009, and had no commercial revenues.  Focus has been on licensing and validation of the Cold Plasma Oxidizer technology, and on the development of the Company’s Waste Destruction System, identification of potential markets, and preparation of its business plan.  This business unit was structured in order to pursue commercialization of Cold Plasma Oxidizer waste destruction systems during 2009.

During the latter part of 2008, the Directors and Management conducted a review of the Company’s business prospects and concluded that the legacy activities of UTEC Corporation were not sufficient to fund development and commercialization of the waste destruction business.  Consequently, the Directors and Management began exploring various means to continue the growth of the business and fund the final development and commercialization of the waste destruction technology licensed from Ceramatec.  A decision was made to sell the legacy business to Energetic Systems, Inc., LLC., and retain within the UTEC consolidated group the Ceramatec license and waste destruction assets developed over the past two years.  The effect of this will be to simplify and focus the activities of the Company on the waste destruction business, eliminate the need to inject additional cash required to fund the legacy business, and thereby make the Company more attractive to potential lenders and investors.

The sale was completed on April 26, 2009, with effect from April 1, 2009.  UTEC, Inc. and its wholly owned subsidiary UTEC Corporation will continue as public companies, retaining the assets of the waste destruction business.

Revenues

Revenues from continuing operations for the three and six months ended June 30, 2009 were $-0- and $-0-.  For the three and six months ended June 30, 2008 revenues were $-0- and $-0-. The Company divested all assets that generated revenue in prior periods as part of the sale of the legacy business.

Expenses

Expenses from continuing operations for the three and six month periods ended June 30, 2009 were $126,296 and $255,628.  For the same periods ended June 30, 2008, expenses were $19,823 and $62,407.  In 2009, the Company recognized an expense of $86,700 and $170,800 related to the write-off of a deferred tax asset.  The majority of the remaining expenses are composed of $18,850 and $21,050 in legal fees, $-0- and $4,770 in advertising expenses, and $10,897 and $25,495 in travel expenses for the three and six month periods ended June 30, 2009, respectively.

Discontinued Operations

In April 2009, the Company sold its commercial explosives development, analysis, testing and manufacturing business (“Legacy Business”) in a non-cash transaction to a related party in exchange for stock in the Company totaling 22,500,000 shares.  The stock was cancelled in July of 2009.

A breakdown of the loss associated with the discontinued is presented in the table below.

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Income	$ -0-	$ 298,898	$ 1,039,595	$ 1,067,066
Cost of Goods Sold	-0-	4,746	353,544	273,782
Operating expenses	33,950	433,507	460,353	826,776
Net Operating Income (Loss)	(33,950)	(139,355)	225,698	(33,492)
Loss on disposal of assets	(1,730,742)	-0-	(1,730,742)	-0-
Tax benefit at 34%	-0-	-0-	-0-	-0-
Net loss	$ (1,753,687)	$ (139,355)	$ (1,505,044)	$ (33,492)

Liquidity and Capital Resources

As of June 30, 2009, the Company had $0 cash on hand.  When UTEC Corporation was formed and acquired by UTEC, Inc., management believed that the Company would need approximately $500,000 to properly fund operations until such time as the Company was able to generate enough cash flow from increased or new business to generate appropriate amounts of working capital.  This money was to be raised via a secondary offering or through private placements.  Due to current financial market conditions, the Company was unable to externally finance, through independent third parties, the projected $500,000 management believed would be necessary to properly fund operations, and failed to generate the required funds from new or increased business.

The legacy activities of UTEC Corporation have not been sufficient to fund development and commercialization of the waste destruction business and consequently, for the past several months, the Directors and Management of UTEC, Inc. have been exploring various means to continue the growth of the business and fund the final development and commercialization of the waste destruction technology licensed from Ceramatec, Inc. in early 2007.    It was decided to sell the legacy business to Energetic Systems, Inc., LLC. and retain within the UTEC consolidated group the Ceramatec license and waste destruction assets developed over the past two years, thereby minimizing the immediate cash requirements of the company.

The sale was completed on April 26, 2009, effective as of April 1, 2009.  UTEC, Inc. and its wholly owned subsidiary UTEC Corporation will continue as public companies, retaining the assets of the waste destruction business.   Following the sale, the companies do not have any significant operations to fund, but do have some liabilities related to the purchase and development of the waste destruction units that need to be satisfied within a few months of the sale of the legacy business in order to continue as a going concern.  In addition, UTEC Inc. needs to link up with a financial partner capable of funding the business plan for the waste destruction business.  Management believes this can be accomplished and has been considering various options to acquire this funding, but has not yet entered into an agreement to do so.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4T. Controls and Procedures

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

As of June 30, 2009, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) inadequate segregation of duties consistent with control objectives.  The aforementioned material weakness was identified by our Chief Executive Officer in connection with the review of our financial statements as of June 30, 2009.

Management believes that the material weakness set forth above did not have an effect on our financial results.

Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 6. Exhibits

Exhibits:

Exhibit No.	Document	Location
31	Rule 13a-41(a)/15d-14(a) Certificates	Included
32	Section 1350 Certifications	Included

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UTEC, INC.

August 19, 2009

/s/ Fortunato Villamagna

Date

Fortunato Villamagna, Director & CEO,