Form 10-Q/A
period 2008-06-30
UTEC, INC.
filed 2009-11-04
CIK 1386018

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-Q/A

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2008

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

Commission file number 333-141875

UTEC, INC.
(Exact name of Registrant as specified in its charter)

NEVADA	20-5936198
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7230 Indian Creek Ln., Suite 201
Las Vegas, NV 89149
(Address of principal executive offices)

(702) 335-0356
(Registrant’s telephone number, including area code)

________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes . [X]  No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in rule 12b-2 of the Exchange Act.

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

PART I - FINANCIAL INFORMATION

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

UTEC, INC.

Comparative Financial Statements and accompanying Notes

As of and for the six months Ended June 30, 2008

UTEC Inc.

Consolidated Balance sheet
As of June 30, 2008 (unaudited) and December 31, 2007

	2008 (unaudited)	2007
ASSETS
Current Assets
Cash and cash equivalents	$100	$89,377
Accounts receivables	243,809	52,415
Inventory	153,808	59,440
Prepaid expenses	17,749	6,115
Deferred Tax Asset (Note 8)	9,900	14,300
Total Current Assets	425,366	221,647

Prepaid Ground Lease (Note 5)	58,950	64,300
Intangible Assets, net (Note 6)	1,092,171	1,127,250
Property, plant & equipment, net (Note 3)	685,791	694,455
Deferred Tax Asset (Note 8)	137,400	105,600

Total assets	$2,399,678	$2,213,252

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$336,181	$247,308
Amounts payable to related parties	150,664	115,062
Short term note to related parties	191,000	-

Total Current Liabilities	677,845	362,370

STOCKHOLDERS' EQUITY
Authorized:
74,000,000 common shares, par value of $0.001 per share
Issued and outstanding:
51,968,159 at June 30, 2008	51,968
53,756,159 at December 31, 2007		53,756

1,000,000 preferred shares, par value of $0.001 per share
Issued and outstanding:
42,013 at June 30, 2008	42
42,013 at December 31, 2007		42

Additional paid in capital	2,085,013	2,116,376

Retained earnings (deficit)	(415,190)	(319,292)
Total Stockholders' Equity	1,721,833	1,850,882

Total liabilities and stockholders' equity	$2,399,678	$2,213,252

The accompanying notes are an integral part of these financial statements.

UTEC Inc.

Comparative Consolidated Statement of Operations

	Six-month period ended June 30		Three-month period ended June 30
	2008 (unaudited)	2007 (unaudited)	2008 (unaudited)	2007 (unaudited)
Revenue
Service revenue	$528,564	$477,025	$298,898	$273,834
Product sales	538,502	376,918	-	357,120
Total Sales	1,067,066	853,943	298,898	630,954

Cost of Sales	(273,782)	(153,175)	-	(153,175)
Gross profit	793,284	700,768	298,898	477,779

Operating Expenses
General and administrative expense	355,949	260,536	246,107	157,731
Selling expense	142,701	47,151	87,309	19,586
Research and development expense	417,931	422,722	207,057	181,570

Total operating expenses	916,582	730,409	540,474	358,887

Income (loss) before income taxes	(123,298)	(29,641)	(241,576)	118,892

Provision for income taxes (benefit)	(27,400)	3,896	(82,400)	55,396

Net loss	$(95,898)	$(33,537)	$159,176)	$63,496

Earnings (loss) per share - basic and diluted	$(0.002)	$(0.001)	$(0.003)	$0.001

Weighted average number of common shares
outstanding as of June 30	52,826,939	52,072,254	51,968,159	53,706,194

The accompanying notes are an integral part of these financial statements.

UTEC Inc.

Comparative Consolidated Statements of Stockholders' Equity
for the six-month period ended June 30, 2008 (unaudited) and the year ended December 31, 2007

			2007
	Common shares	Preferred Shares	Par value	Additional Paid-in Capital	Retained Earnings (Deficit)
Balance January 1	25,917,159	22,013	$25,939	$-	$(33,951)

Common shares issued for purchase of ESI at $0.001	22,500,000		22,500	1,879,439
Common shares issued for finders fee at $0.001	2,525,000		2,525
Preferred shares issued for purchase of ESI at $0.001		20,000	20

Common shares issued pursuant to employee stock grants	1,914,000		1,914	105,487
Common shares issued for patent rights and contractual services	850,000		850	70,750
Common shares issue for consulting services	50,000		50	22,450
Capital contribution by shareholder for consulting services				38,250

Net Loss for the twelve months ended December 31, 2007			-	-	(285,341)

Balance, December 31, 2007	53,756,159	42,013	$53,798	$2,116,376	$(319,292)

The accompanying notes are an integral part of these financial statements.

UTEC Inc.

Comparative Consolidated Statements of Stockholders' Equity
for the six-month period ended June 30, 2008 (unaudited) and the year ended December 31, 2007
- continued

			2008
	Common shares	Preferred Shares	Par value	Additional Paid-in Capital	Retained Earnings (Deficit)
Balance January 1, 2008	53,756,159	42,013	$53,798	$2,116,376	$(319,292)

Cancel shares issued pursuant to employee stock grants (unaudited)	(1,898,000)		(1,914)	(105,487)

Sale of outstanding non-restricted stock (unaudited)	110,000		126	41,874

Options issue pursuant to employee option plan (unaudited)				32,250

Net Loss for the six months ended June 30 (unaudited)					(95,898)

Balance, June 30, 2008	51,968,159	42,013	$52,010	$2,085,013	$(415,190)

The accompanying notes are an integral part of these financial statements.

UTEC Inc.

Comparative Consolidated Statements of Cash Flows
for the six-month period ended June 30

	2008 (unaudited)	2007 (unaudited)
Cash flows from operating activities:
Net Income (loss)	$(95,898)	$(33,537)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation	21,364	21,365
Amortization of intangibles	40,429	39,849
Employee option grants issued	32,250
Employee stock grants issued	-	54,659
Employee stock grants issued (cancellation)	(107,401)
Deferred tax benefit	(27,400)	3,896
Accounts receivables	(191,394)	(416,547)
Inventories	(94,368)	-
Prepaid Expenses	(11,634)	-
Accounts payable and accrued liabilities	124,475	169,273
Total cash flows from operating activities	(309,577)	(161,042)

Cash flows from investing activities
Asset construction in progress	(12,700)	-
Cash in UTEC Corporation when contributed to UTEC Inc.	-	15,000
Total cash flow from investing activities	(12,700)	15,000

Cash flows from financing activities
Proceeds from line-of-credit from related party	191,000	151,998
Repayment on line-of-credit to related party	-	-
Sale of Common Stock	42,000
Total cash flows from financing activities	233,000	151,998

Increase in cash and equivalents	(89,277)	5,956

Cash and cash equivalents, beginning of period	89,377	$20,100
Cash and cash equivalents, end of period	$100	$26,056

Supplemental Disclosure
Income taxes paid	$-	$-
Interest paid	$-	$558
Supplemental Schedule of Noncash Investing and Financing Activities:
Assets acquired and liabilities assumed in the acquisition:
Accounts receivable	$-	$42,488
Property and equipment	$-	$737,185
Intangible assets	$-	$1,200,000
Accounts payable and accrued liabilities	$-	$(90,189)

Common stock issued in exchange for patent rights	$-	$71,600

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

Building and leasehold improvements - 10-25 years
Machinery and equipment - 10-15 years
Furniture and fixtures & transportation equipment - 3-7 years

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

Current assets	$57,488
Property, plant and equipment	737,185
Identifiable intangible and other assets	1,200,000
Total assets acquired	1,994,673

Current liabilities	90,189

Net assets acquired	$1,904,484
Cash acquired	15,000

Purchase price, net of cash acquired	$1,889,484

3.	Property, Plant and Equipment

Property, plant and equipment consist of the following at June 30, 2008 and December 31, 2007:

	2008	2007
	(unaudited)

Buildings and leasehold improvements	$501,500	$501,500
Machinery and equipment	195,026	195,026
Transportation equipment	24,538	24,538
Furniture and fixtures	16,121	16,121
Constructed asset in progress	12,700	0
	749,885	737,185

Less accumulated depreciation	64,094	42,730
	$685,791	$694,455

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

2008-None
2009-None
2010-$85,800
2011-$85,800
2012-$85,800

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

6.	Intangible Assets

Intangible assets consist of the following at June 30, 2008 and December 31, 2007:

	2008	2007
	(unaudited)

Patent rights	71,600	71,600
Customer relationships	1,125,000	1,125,000
Accumulated amortization	(104,429)	(69,350)
	$1,092,171	$1,127,250

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

8.	Income Taxes

The provision for income taxes consists of the following for the six and three months ended June 30:

	Six months (unaudited)		Three months (unaudited)
	2008	2007	2008	2007

Current	$(0)	$24,696	$(0)	$24,696
Deferred (benefit)	(27,400)	(20,800)	(82,400)	30,700
Total	$(27,400)	$3,896	$(82,400)	$55,396

The Deferred tax asset consists of the following at June 30, 2008 and December 31, 2007:

	2008	2007
	(unaudited)

Accrued liabilities not currently deductible	$(16,600)	$(16,600)
Deferred stock compensation	(12,200)	(40,800)
Deductible prepaid insurance	6,700	2,300
Net operating loss carryforwards	(125,200)	(64,800)
Net Deferred Tax Asset	$(147,300)	$(119,900)

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

Intangible assets consist mainly of the Company’s portfolio of intellectual property which is the basis for the Company’s research and development and testing activities. Patents currently held by the Company are listed in the table below:

DESCRIPTION	Serial No.	Filing Date	Reg. No.	Grant Date	Status/Comments

US PATENT Explosive Compositions	06/844,459	03/26/86	4,718,954	01/12/88	EXPIRED OWNER: UTeC Corporation, L.L.C. No more maintenance fees due. Responsible Attorney: Mary M. Lee

FOREIGN PATENT CanadaContinuous Perimeter Explosive	2,341,942	03/22/01	2,341,942	05/04/04	ISSUED OWNER: UTeC Corporation, L.L.C. Corresponds to 4580-074 & 075 Annuities Due March 22. Expires 03/22/21. Foreign Associate: Ridout & Maybee Responsible Attorney (U.S.): Mary M. Lee

US PATENT Explosive Primer	08/687,861	07/26/96	5,763,816	06/09/98	ISSUED OWNER: UTeC Corporation, L.L.C. Second Maintenance Fee Due 12/09/09 Expires 07/26/16 Responsible Attorney: Mary M. Lee

US PATENT Continuous Explosive Charge Assembly and Method for Loading Same in an Elongated Cavity	09/638,131	08/11/00	6,564,686	05/20/03	ISSUED OWNER: UTeC Corporation, L.L.C. 1st Maintenance Fee Due 11/20/06 Expires 08/11/20 (PTA=0) (Continuation filed - See file no. 4580-081) Responsible Attorney: Mary M. Lee

US PATENT (Divisional)	10/286,322	10/31/02	6,722,251	04/20/04	ISSUED OWNER: UTeC Corporation, L.L.C. Divisional of 4580-075 1st Maintenance Fee Due 10/20/07 Expires 08/11/20 (PTA=0) Responsible Attorney: Mary M. Lee

US PATENT Alternative Use of Military Propellants as Novel Blasting Agents	08/383,526	02/03/95	5,608,184	03/04/97	ISSUED OWNER: UTeC Corporation, L.L.C. #3 Maintenance Fee Due 09/04/07 Expires 02/03/15 Possible Infringement by TPL in arbitration. (see file no. 4580-095). Responsible attorney: Mary M. Lee

US PATENT Beneficial Use of Energy-Containing Wastes	08/353,950	12/12/94	5,612,507	03/18/97
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
2nd maintenance fee not paid.
Responsible attorney:  UTC
Received info from UTC attorney George Romanik 07/01/05 regarding nonpayment of fees.

US PATENT Development of New High Energy Blasting Products Using	09/401,627	09/22/99	6,214,140	04/10/01	ISSUED OWNER: UTeC Corporation, L.L.C. #2 Maintenance Fee Due 10/10/07 Expires 09/22/19 (PTA=0) Responsible Attorney: Mary M. Lee

INTERNATIONAL PATENT Alternative Use of Military Propellants as Novel Blasting Agents	PCT/US96/01284				CLOSED Corresponds to 5,608,184. Chinese national application filed and then abandoned.

U.S. Trademark "UTEC"	78/348,387	01/06/04	3,077,482	04/04/06	REGISTERED OWNER: UTeC Corporation, L.L.C. 8&15 Due 04/04/12 Responsible Attorney: Mary M. Lee

US PATENT (Divisional) Continuous Explosive Charge Assembly and Method for Loading Same in an Elongated Cavity	10/793,294	03/04/04			PENDING OWNER: UTeC Corporation, L.L.C. Division of 4580-075 & 081 Appeal No. 2006-1396. Appeal briefing completed; awaiting decision by the Board. Responsible Attorney: Mary M. Lee

US PATENT Method of Manufacturing A Cap Sensitive Aqueous Gel Suspension Explosive			3,962,001	06/08/76	REGISTERED OWNER: UTeC (Gulf Oil Corporation) Detagel Patent - EXPIRED

US PATENT Water Resistant Extrudable Aqueous Gel Blasting Agent and Simplified Method of Manufacture			4,213,809	07/22/80	REGISTERED OWNER: UTeC (Gulf Oil Corporation) 600 Patent - EXPIRED
US PATENT Process for Manufacturing Gas Entrained Aqueous Gel Explosive			3,783,053	01/01/74	REGISTERED OWNER: UTeC (Gulf Oil Corporation) IR Slurry Patent - EXPIRED
US PATENT Method of Forming in Place a Gelled Suspension Explosive			3,676,236	07/11/72	REGISTERED OWNER: UTeC (Gulf Oil Corporation) IR Slurry Patent - EXPIRED

US PATENT Canister for Aqueous Gel Explosive Primer			3,409,486	11/05/68	REGISTERED OWNER: UTeC (Gulf Oil Corporation) IR Slurry Patent - EXPIRED

			4,126,239	11/01/78	REGISTERED OWNER: UTeC (Gulf Oil Corporation) Detagel Booster Bottle Patent - EXPIRED

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4T. Controls and Procedures.

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of June 30, 2009. This conclusion is based on an evaluation conducted under the supervision and with the participation of Company management. Disclosure controls and procedures are those controls and procedures which ensure that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with Securities and Exchange Commission rules and regulations.

During the quarter ended June 30, 2009, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 6. Exhibits

Exhibits:

Exhibit No.	Document	Location
31	Rule 13a-41(a)/15d-14(a) Certificates	Included
32	Section 1350 Certifications	Included

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UTEC, INC.

Date: November 3, 2009
/s/ Fortunato Villamagna
Fortunato Villamagna, Director & CEO,