Form 10-Q
period 2009-09-30
UTEC, INC.
filed 2009-11-20
CIK 1386018

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q

(Mark One)

X

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2009

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

Smaller reporting company

[X]

1

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                Yes  [X  ]  No   [

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 16, 2009, the Company had 33,518,159 issued and outstanding shares of its common stock.

2

PART I — FINANCIAL INFORMATION

The accompanying interim unaudited financial statements of UTEC, Inc. (a Nevada corporation) are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the year ended December 31, 2008 included in a 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on April 15, 2009. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying interim financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying interim financial statements for the nine months ended September 30, 2009 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2009.

3

UTEC, INC.

Consolidated Financial Statements

September 30, 2009 and December 31, 2008

4

Contents

Consolidated Balance Sheets

6

Consolidated Statements of Operations

7

Consolidated Statements of Cash Flows

8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.  16

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

18

Item 4T. Controls and Procedures

18

PART II — OTHER INFORMATION

19

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

19

Item 5.  Other Information

19

Item 6. Exhibits

19

5

UTEC, INC.
Consolidated Balance Sheets

ASSETS

	September 30,	December 31,
	2009	2008
	(Unaudited)
CURRENT ASSETS

Cash and cash equivalents	$-	$-

Total Current Assets	-	-

PROPERTY, PLANT AND EQUIPMENT, NET	328,013	328,013

OTHER ASSETS

Intangible assets, net	-	61,576

Total Other Assets	-	61,576

ASSETS FROM DISCONTINUED OPERATIONS, NET	-	1,633,930

TOTAL ASSETS	$328,013	$2,023,519

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$366,556	$346,196
Accrued Salary	100,000	-
Accounts payable to related parties	40,000	-

Total Current Liabilities	506,556	346,196

TOTAL LIABILITIES	506,556	346,196

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock - 1,000,000 authorized, $0.001 par value;
42,013 and 42,013 issued and outstanding, respectively	42	42
Common stock - 74,000,000 authorized, $0.001 par value;
29,468,159 and 51,968,159 issued and outstanding, respectively	29,468	51,968
Additional paid-in capital	2,238,215	2,149,515
Accumulated deficit	(2,446,268)	(524,202)

Total Stockholders' Equity (Deficit)	(178,543)	1,677,323

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$328,013	$2,023,519

The accompanying condensed notes are an integral part of these financial statements.
4

UTEC, INC.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

REVENUES	$-	$-	$-	$-
COST OF SALES	-	-	-	-
GROSS MARGIN	-	-	-	-

OPERATING EXPENSES

Impairment of intangible assets	60,343	-	60,343	-
General and administrative	76,053	24,771	185,879	87,177

Total Operating Expenses	136,396	24,771	246,222	87,177

LOSS FROM OPERATIONS	(136,396)	(24,771)	(246,222)	(87,177)

OTHER INCOME AND (EXPENSE)

Interest expense	-	-	-	-

LOSS BEFORE TAXES	(136,396)	(24,771)	(246,222)	(87,177)

Provision for income taxes	-	-	(170,800)	-

NET LOSS FROM CONTINUING OPERATIONS	(136,396)	(24,771)	(417,022)	(87,177)

Net income from discontinued operations	-	36,200	225,698	2,705
Loss on disposal of discontinued operations	-	-	(1,730,742)	-

Total income (loss) from discontinued operations, net	-	36,200	(1,505,044)	2,705

NET INCOME (LOSS)	$(136,396)	$11,429	$(1,922,066)	$(84,472)

BASIC LOSS PER SHARE FROM CONTINUING OPERATIONS	$(0.01)	$(0.00)	$(0.01)	$(0.00)
BASIC LOSS PER SHARE FROM DISCONTINUED OPERATIONS	$-	$0.00	$(0.04)	$0.00
TOTAL BASIC LOSS PER SHARE	$(0.00)	$0.00	$(0.05)	$(0.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	29,468,159	51,968,159	36,968,159	52,538,590

The accompanying condensed notes are a integral part of these financials statements.
5

UTEC, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2009	2008
OPERATING ACTIVITIES

Net loss	$(1,922,066)	$(84,472)
Adjustments to Reconcile Net Loss to Net
Cash Used by Operating Activities:
Depreciation	-	1,052
Amortization of intangibles	11,407	2,106
Employee option grants issued	66,200	64,500
Impairment of long-lived assets	60,343	-
Loss from discontinued operations	1,623,756	(131,367)
Changes in operating assets and liabilities:
Accrued salary	100,000	-
Accounts payable to related parties	40,000	-
Accounts payable and accrued liabilities	20,360	-

Net Cash Used in Operating Activities	-	(148,181)

INVESTING ACTIVITIES

Discontinued operations	-	(81,887)

Net Cash Used in Investing Activities	-	(81,887)

FINANCING ACTIVITIES

Proceeds from line-of-credit from related party	-	286,936
Repayment on line-of-credit to related party	-	(174,936)
Proceeds from common stock	-	42,000

Net Cash Provided by Financing Activities	-	154,000

NET DECREASE IN CASH	-	(76,068)
CASH AT BEGINNING OF PERIOD	-	89,377

CASH AT END OF PERIOD	$-	$13,309

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Income taxes paid	$-	$-
Interest paid	-	10,261

NON CASH FINANCING ACTIVITIES
None

The accompanying condensed notes are an integral part of these financial statements.
7

UTEC, INC.

Condensed Notes to Consolidated Financial Statements

September 30, 2009 and December 31, 2008

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

b)  Unaudited Consolidated Financial Statements

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2009 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2008 audited financial statements.  The results of operations for the period ended September 30, 2009 and 2008 are not necessarily indicative of the operating results for the full year.

UTEC, INC.

Condensed Notes to Consolidated Financial Statements

September 30, 2009 and December 31, 2008

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

September 30, 2009 and December 31, 2008

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

NOTE 3:  INTANGIBLE ASSETS

Intangible assets consist of the following at September 30, 2009 and December 31, 2008:

	2009	2008
	(unaudited)

Patent rights	$-0-	$71,750
Accumulated amortization	-0-	(10,174)
	$-0-	$61,576

The Patent rights are based upon the contractual agreement between the Company and Ceramatec, as described in Note 4.  The Company is amortizing these Patent rights over 17 years.  On September 2, 2009 the contract with Ceramatec was cancelled due to nonperformance.  Accordingly, the assets associated with the contract were impaired and an impairment expenses was recorded as detailed in Note 7.

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

UTEC, INC.

Condensed Notes to Consolidated Financial Statements

September 30, 2009 and December 31, 2008

NOTE 4:  CONTRACTUAL OBLIGATIONS (CONTINUED)

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

On September 30, 2009, this contract with Ceramatec was cancelled.  As of September 30, 2009, the Company had not made any purchases from Ceramatec against the minimum obligations for 2009, and the Company owed Ceramatec $111,457 with respect to purchases during 2008 which is included in accounts payable and accrued liabilities.

UTEC, INC.

Condensed Notes to Consolidated Financial Statements

September 30, 2009 and December 31, 2008

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

FYE 2008
Expected volatility	71.44%
Expected dividends	0.00
Expected term (in years)	3.5
Risk-free rate	2.67%

A summary of the status of The Company’s non-vested stock options granted with this plan as of September 30, 2009 is presented below:

Non-vested Options	Options (000)	Weighted Average Grant-Date Fair Value

Non-vested at January 1, 2009	$ 1,914	$ 0.24
Granted	-	-
Vested	1,914	0.24
Forfeited	-	-
Non-vested at September 30, 2009	$ -	$ -

UTEC, INC.

Condensed Notes to Consolidated Financial Statements

September 30, 2009 and December 31, 2008

NOTE 5:  EMPLOYEE STOCK PLAN (CONTINUED)

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

FYE 2009
Expected volatility	71.44%
Expected dividends	0.00
Expected term (in years)	5.00
Risk-free rate	2.11%

A summary of the status of The Company’s non-vested stock options granted with this plan as of September 30, 2009 is presented below:

Non-vested Options	Options (000)	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2009	$ -	$ 0.236
Granted	5,650	0.006
Vested	5,650	0.006
Forfeited	-	-
Non-vested at September 30, 2009	$ -	$ -

For the nine months ending September 30, 2009 and 2008 share based compensation expense of $66,200 and $33,151 was recognized, respectively.

NOTE 6:  DISCONTINUED OPERATIONS

In April 2009, the Company sold its commercial explosives development, analysis, testing and manufacturing business (“Legacy Business”) in a non-cash transaction to a related party in exchange for stock in the Company totaling 22,500,000 shares.  The stock was cancelled in July of 2009.

A breakdown of the loss associated with the discontinued is presented in the table below.

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Income	$ -0-	$ 821,361	$ 1,039,595	$ 1,888,427
Cost of Goods Sold	-0-	247,477	353,544	521,259
Operating expenses	-0-	514,584	460,353	1,368,763
Net Operating Income (Loss)	-0-	59,300	225,698	(1,595)
Loss on disposal of assets	-0-	-0-	(1,730,742)	-0-
Tax benefit at 34%	-0-	23,100	-0-	(4,300)
Net income (loss)	$ -0-	$ 36,200	$ (1,505,044)	$ 2,705

UTEC, INC.

Condensed Notes to Consolidated Financial Statements

September 30, 2009 and December 31, 2008

NOTE 7:  IMPAIRMENT OF INTANGIBLE ASSETS

Effective February 1, 2007, the company entered into a License and Supply Agreement with Ceramatec, Inc. of Salt Lake City, Utah (“License”) for a world-wide exclusive royalty-free license to practice Cermatec’s Gild Arc Plasma Oxidizer technology for the destruction of solid and liquid hazardous chemicals and biologicals.  The agreement continued to the full end of the term or terms for which patent rights held by Ceramatec and related to the technology have not expired.

The company recognized an intangible asset associated with this license and patent right and is amortizing this asset over the 17 year useful life of the contract.  On September 2, 2009, this contract with Ceramatec was cancelled due to non-performance.  In conjunction with the cancellation of the contract, management has evaluated the intangible asset for impairment and has determined that with no contract in place, the asset no longer has an economic value to the Company.  Accordingly, the Company has impaired the entire carrying value of the asset and recognized an impairment of intangible asset expense of $60,343.

NOTE 8:  SUBSEQUENT EVENTS

On October 01, 2009 the Company entered into an agreement to purchase 100% of the outstanding shares of C2R Energy Commodities, Inc., a Nevada corporation in exchange for 4,050,000 shares of the Company’s restricted common stock.

On October 20, 2009 the Company sold 600,000 shares of restricted common stock for $0.05 per share.

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

On September 2, 2009 the Company received a termination notice from Ceramatec that this agreement was cancelled for non-performance.  The Company had issued 850,000 of its $.001 par value common shares to Ceramatec that Ceramatec could sell starting two years from the date of the agreement.  These unregistered shares were issued under section 4(2) of the Securities Act of 1933 as they were transactions by an issuer not involving any public offering.  The Company has received assurances that the 765,000 shares still held by Ceramatec issued under this agreement will be returned to treasury.

On October 1, 2009 the Company purchased 100% of the outstanding shares of C2R Energy Commodities Inc for the issuance of 4,050,000 of the Company’s $0.001 par value common shares. These unregistered shares were issued under section 4(2) of the Securities Act of 1933 as they were transactions by an issuer not involving any public offering.

Revenues

Revenues from continuing operations for the three and nine months ended September 30, 2009 were $-0- and $-0-.  The Company divested all assets that generated revenue in prior periods as part of the sale of the legacy business.

Expenses

Expenses from continuing operations for the three and nine month periods ended September 30, 2009 were $136,396 and $246,222.  For the same periods ended September 30, 2008, expenses were $24,771 and $87,177.  The majority of the remaining expenses are composed of $75,000 and $100,000 in compensation to officers of the Company for the three and nine months ended September 2009, respectively.  The Company also recorded a one-time write-down of its intangible assets of $60,343 during the three months ended September 30, 2009.

Discontinued Operations

In April 2009, the Company sold its commercial explosives development, analysis, testing and manufacturing business (“Legacy Business”) in a non-cash transaction to a related party in exchange for stock in the Company totaling 22,500,000 shares.  The stock was cancelled in July of 2009.

A breakdown of the loss associated with the discontinued is presented in the table below.

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Income	$ -	$ 821,361	$ 1,039,595	$ 1,888,427
Cost of Goods Sold	-	247,477	353,544	521,259
Operating expenses	-	537,684	460,353	1,364,463
Net Operating Income (Loss)	-	36,200	225,698	2,705
Loss on disposal of assets	-	-	(1,730,742)	-
Tax benefit at 34%	-	-	-	-
Net income (loss)	$ -	$ 36,200	$ (1,505,044)	$ 2,705

Liquidity and Capital Resources

As of September 30, 2009, the Company had $-0- cash on hand.  When UTEC Corporation was formed and acquired by UTEC, Inc., management believed that the Company would need approximately $500,000 to properly fund operations until such time as the Company was able to generate enough cash flow from increased or new business to generate appropriate amounts of working capital.  This money was to be raised via a secondary offering or through private placements.  Due to current financial market conditions, the Company was unable to externally finance, through independent third parties, the projected $500,000 management believed would be necessary to properly fund operations, and failed to generate the required funds from new or increased business.

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

On September 2, 2009 the Company received a termination notice of the license from Ceramatec that this agreement was cancelled for non-performance.

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

As of September 30, 2009, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) inadequate segregation of duties consistent with control objectives.  The aforementioned material weakness was identified by our Chief Executive Officer in connection with the review of our financial statements as of September 30, 2009.

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

PART II — OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On October 1, 2009 the Company purchased 100% of the outstanding shares of C2R Energy Commodities Inc for the issuance of 4,050,000 of the Company’s $0.001 par value common shares. These unregistered shares were issued under section 4(2) of the Securities Act of 1933 as they were transactions by an issuer not involving any public offering.

Item 5.  Other Information

On October 1, 2009, the Board of Directors asked Suresh Subramanian to step down as President and  J. Curt Stafford to step down as CFO of the Company pursuant to a condition of the Company’s agreement with CR2 Energy Commodities Corp.  Effective October 1, 2009, the Board of Directors appointed Fortunato Villamagna President and CEO; Kenneth B. Liebscher as Secretary and Howard Bouch as CFO.

Item 6. Exhibits

Exhibits:

Exhibit No.	Document	Location
31	Rule 13a-41(a)/15d-14(a) Certificates	Included
32	Section 1350 Certifications	Included

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UTEC, INC.

November 17, 2009

/s/ Fortunato Villamagna

Date

Fortunato Villamagna, Director & CEO,