Form 10-Q/A
period 2008-06-30
UTEC, INC.
filed 2009-12-16
CIK 1386018

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q/A 2nd Amendment

(Mark One)
☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes. ☒  No. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated Filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

          Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 8, 2008, the Company had 51,968,159 issued and outstanding shares of its common stock.

PART I — FINANCIAL INFORMATION

The accompanying interim unaudited financial statements of UTEC, Inc. (a Nevada corporation) are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company’s most recent annual financial statements for the year ended December 31, 2007 included in a Form 10 filed with the U.S. Securities and Exchange Commission (“SEC”) on May 14, 2008. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying interim financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying interim financial statements for the six months ended June 30, 2008 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2008.

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

STOCKHOLDERS’ EQUITY
Authorized:
74,000,000 common shares, par value of $0.001 per share
Issued and outstanding:
51,968,159 at June 30, 2008	51,968
53,756,159 at December 31, 2007		53,756

1,000,000 preferred shares, par value of $0.001 per share
Issued and outstanding:
42,013 at June 30, 2008	42
42,013 at December 31, 2007		42

Additional paid in capital	2,085,013	2,116,376

Retained earnings (deficit)	(415,190)	(319,292)
Total Stockholders’ Equity	1,721,833	1,850,882

Total liabilities and stockholders’ equity	$2,399,678	$2,213,252

The accompanying notes are an integral part of these financial statements.

UTEC Inc.

Comparative Consolidated Statement of Operations

	Six-month period ended June 30		Three-month period ended June 30
	2008 (unaudited)	2007 (unaudited)	2008 (unaudited)	2007 (unaudited)
Revenue
Service revenue	$528,564	$477,025	$298,898	$273,834
Product sales	538,502	376,918	-	357,120
Total Sales	1,067,066	853,943	298,898	630,954

Cost of Sales	(273,782)	(153,175)	-	(153,175)
Gross profit	793,284	700,768	298,898	477,779

Operating Expenses
General and administrative expense	355,949	260,536	246,107	157,731
Selling expense	142,701	47,151	87,309	19,586
Research and development expense	417,931	422,722	207,057	181,570

Total operating expenses	916,582	730,409	540,474	358,887

Income (loss) before income taxes	(123,298)	(29,641)	(241,576)	118,892

Provision for income taxes (benefit)	(27,400)	3,896	(82,400)	55,396

Net loss	$(95,898)	$(33,537)	$159,176)	$63,496

Earnings (loss) per share - basic and diluted	$(0.002)	$(0.001)	$(0.003)	$0.001

Weighted average number of common shares outstanding as of June 30	52,826,939	52,072,254	51,968,159	53,706,194

The accompanying notes are an integral part of these financial statements.

UTEC Inc.

Comparative Consolidated Statements of Stockholders’ Equity
for the six-month period ended June 30, 2008 (unaudited) and the year ended December 31, 2007

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
2nd maintenance fee not paid.
Responsible attorney:  UTC
Received info from UTC attorney George Romanik 07/01/05 regarding nonpayment of fees.

US PATENT Development of New High Energy Blasting Products Using Demilitarized Ammonium Picrate	09/401,627	09/22/99	6,214,140	04/10/01	ISSUED OWNER: UTeC Corporation, L.L.C. #2 Maintenance Fee Due 10/10/07 Expires 09/22/19 (PTA=0) Responsible Attorney: Mary M. Lee

INTERNATIONAL PATENT Alternative Use of Military Propellants as Novel Blasting Agents	PCT/US96/01284				CLOSED Corresponds to 5,608,184. Chinese national application filed and then abandoned.

U.S. Trademark “UTEC”	78/348,387	01/06/04	3,077,482	04/04/06	REGISTERED OWNER: UTeC Corporation, L.L.C. 8&15 Due 04/04/12 Responsible Attorney: Mary M. Lee

US PATENT (Divisional) Continuous Explosive Charge Assembly and Method for Loading Same in an Elongated Cavity	10/793,294	03/04/04			PENDING OWNER: UTeC Corporation, L.L.C. Division of 4580-075 & 081 Appeal No. 2006-1396. Appeal briefing completed; awaiting decision by the Board. Responsible Attorney: Mary M. Lee

US PATENT Method of Manufacturing A Cap Sensitive Aqueous Gel Suspension Explosive			3,962,001	06/08/76	REGISTERED OWNER: UTeC (Gulf Oil Corporation) Detagel Patent - EXPIRED

US PATENT Water Resistant Extrudable Aqueous Gel Blasting Agent and Simplified Method of Manufacture			4,213,809	07/22/80	REGISTERED OWNER: UTeC (Gulf Oil Corporation) 600 Patent - EXPIRED

US PATENT Process for Manufacturing Gas Entrained Aqueous Gel Explosive			3,783,053	01/01/74	REGISTERED OWNER: UTeC (Gulf Oil Corporation) IR Slurry Patent - EXPIRED

US PATENT Method of Forming in Place a Gelled Suspension Explosive			3,676,236	07/11/72	REGISTERED OWNER: UTeC (Gulf Oil Corporation) IR Slurry Patent - EXPIRED

US PATENT
Thickened Aqueous Ammonium Nitrate - Hexamethylenetetramine Explosive Containing Ammonium Perchlorate as Sensitivity Stabilizer	3,409,486	11/05/68	REGISTERED OWNER: UTeC (Gulf Oil Corporation) IR Slurry Patent - EXPIRED

US PATENT Canister for Aqueous Gel Explosive Primer	4,126,239	11/01/78	REGISTERED OWNER: UTeC (Gulf Oil Corporation) Detagel Booster Bottle Patent - EXPIRED

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

Liquidity and Capital Resources

 As of June 30, 2008, the company had $100 cash on hand.  This was a temporary situation and with a temporary infusion of cash from an internal source company operations were not negatively affected.  Periodically, the Company finds itself in a negative cash flow position.  While the Company has limited liquidity, it did finish the year funding its operations with internally generated cash, with the exception of some short term temporary funding required during the third quarter.  When UTEC Corporation was formed and acquired by UTEC, Inc., management believed that the Company would need approximately $500,000 to properly fund operations until such time as the Company was able to generate enough cash flow from increased or new business to generate appropriate amounts of working capital.  This money was to be raised via a secondary offering or through private placements.  Due to current financial market conditions, the Company was unable to externally finance, through independent third parties, the projected $500,000 management believed would be necessary to properly fund operations.  The Company exceeded management’s cash flow projections and with short term financing from Energetic Systems, Inc. LLC (ESI) was able to meet its obligations.  To keep these short term borrowings to a minimum, the Company negotiated extended payment terms with some of our vendors. Management believes the Company will continue to have negative working capital for 2008 or until such time as market conditions improve and we can either raise sufficient funds via a secondary offering or private placement.  ESI has continued to fund the Company’s short term needs in 2008 and has indicated a willingness to do so until such time as other funds become available.  As for years beyond 2008, Management believes the new business being developed will provide sufficient funds to adequately fund working capital for the foreseeable future.  Additionally, we are continuing our efforts to locate a substantial investor to fund many of our new business projects (e.g. waste destruction) and as part of that investment provide working capital for our ongoing legacy business needs.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4T. Controls and Procedures.

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of June 30, 2008. This conclusion is based on an evaluation conducted under the supervision and with the participation of Company management. Disclosure controls and procedures are those controls and procedures which ensure that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with Securities and Exchange Commission rules and regulations.

     During the quarter ended June 30, 2008, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 6. Exhibits

Exhibits:

Exhibit No.	Document	Location
31	Rule 13a-41(a)/15d-14(a) Certificates	Included
32	Section 1350 Certifications	Included

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UTEC, INC.

December 14, 2009
/s/ Fortunato Villamagna
Date
Fortunato Villamagna, Director & CEO,