Form 10-K/A
period 2008-12-31
UTEC, INC.
filed 2009-12-16
CIK 1386018

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10K/A
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                     to

Commission file number

UTEC, INC.
(Exact name of registrant as specified in its charter)

NEVADA	20-5936198
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

7230 Indian Creek Ln. Ste 201, Las Vegas, NV 89149
(Address of principal executive offices)

Registrant’s telephone number, including area code (702) 336-0356

Securities registered pursuant to Section 12(b) of the Act:

    Title of each class

Securities registered pursuant to section 12(g) of the Act:

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes      ☑   No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes      ☑   No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  ☑ NO ☐

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

Non-accelerated filer  (Do not check if a smaller reporting company) ☐   Smaller reporting company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes      ☑ No

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

Corporate History

The Company, a Nevada corporation, was originally organized on November 8, 1993 as B-N-B Enterprises Inc. for the purpose of engaging in any lawful activity.  In March of 1998 the company changed its name to All-West Systems International Inc. In September of 2004 the Company again changed its name to Lyon Capital Venture Group on August 31, 2006 and there was a management change. Lyon Capital Venture Group acquired the assets of UTEC Corporation in January 2007, and formally changed its name to UTEC Inc., a Nevada Corporation, in March of 2007.  The Primary SIC — Industry Classification of UTEC Inc. is 4955 - Hazardous Waste Management and the company’s business Stage is a Development Stage Company.

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

The Hazardous Chemicals and Biological Waste Destruction Business Unit provides commercial solutions for the processing of chemical and biological wastes into carbon dioxide and water.  The Company’s advanced waste treatment technologies are suitable for a variety of industrial, hazardous, municipal, and clinical waste streams.

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

Kenneth B. Liebscher, Director & Co-Chairman.

Ken Liebscher is a 65-year-old international businessman with 36 years of securities and executive management experience. Mr. Liebscher is a graduate of St. George’s School, Vancouver, B.C. and also attended the University of British Columbia. In 22 years with the world’s largest dental products manufacturer, Dentsply International Inc., Mr. Liebscher held several positions culminating as the Manager of their West Coast Division, headquartered in San Francisco California. Mr. Liebscher was recruited by a major Europe based competitor, Ivoclar Liechtenstein to lead their entry into the North American market and, within two years, became Executive Vice President of Sales and Marketing and helped expand this company’s sales to $300,000,000 US before retiring.

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

Howard Bouch, Director

Howard Bouch, age 62, is a Private Practice Chartered Accountant with over 36 years of Public and Private international experience. Mr. Bouch originally qualified as a Chartered Accountant (English and Wales Institute) in 1968. Mr. Bouch joined Deloitte & Co, Lusaka, Zambia from 1970 - 1972. Mr. Bouch joined Anglo American Corp, Zambia working as Head Office Chief Accountant for Nchanga Consolidated Copper Mines (world’s 2nd largest) from 1972 - 1976. In 1976 Mr. Bouch returned to the UK and joined Babcock and Wilcox, Engineers, Nottinghamshire, England as Chief Accountant for one of their subsidiaries. Mr. Bouch was Chief Accountant of a private building firm in Cumbria, England from 1978 - 1984.  In 1984 Mr. Howard Bouch established a Private Practice as a Chartered Accountant and continues to provide professional services to Cumbrian firms to the present. Mr. Bouch is a Director of Viavid Broadcasting Inc., a fully reporting, US Public Company, trading on the Pink Sheets under the symbol VVDB-OTC BB.

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

Code of Ethics

Effective April 1, 2008, our company’s Board of Directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, our company’s CEO, CFO and secretary (being our principal executive officer, principal financial officer and principal accounting officer), as well as persons performing similar functions. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

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

5.
Accountability for adherence to the Code of Business Conduct and Ethics. Our Code of Business Conduct and Ethics requires, among other things, that all of our company’s Senior Officers commit to timely, accurate and consistent disclosure of information; that they maintain confidential information; and that they act with honesty and integrity.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly Senior Officers, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal and state securities laws. Any Senior Officer who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to our company. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company’s Code of Business Conduct and Ethics by another.

Our Code of Business Conduct and Ethics was filed with the Securities and Exchange Commission on May 15, 2008 as an Exhibit to our Form10. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: UTEC, Inc, 7230 Indian Creek Ln., Ste 201, Las Vegas, NV 89149

Item 11. Executive Compensation.

The following charts include compensation and options received by all Officers and Directors of the Company.

Officers

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards	Option Value (Black- Scholes)	Option Expiration Date	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total
Suresh Subramanian, President	2008 2007 2006	$140,000 $140,000 $140,000	0	0	250,000 @ $0.25	$54,500	3/26/13	0	0	0	$194,500 $140,000 $140,000
Curt Stafford, CFO	2008 2007 2006	$100,000 $85,000 $85,000	0	0	250,000 @ $0.25	$54,500	3/26/13	0	0	0	$154,500 $85,000 $85,000
Dr. Fortunato Villamagna, CEO	2008 2007 2006	0	0	0	250,000 @ $0.25(2)	$54,500	3/26/13	0	$40,000(1) $40,000(1) 0	0 0 0	$94,500 $40,000(1) 0

Directors

Dr. Fortunato Villamagna	2008 2007 2006	0	0	0	250,000 @ 0.25(2)	$54,500	3/26/13	0	$40,000(1) $40,000(1) $0	0 0 0	$94,500 $40,000(1) 0
David Taylor	2008 2007	0	0	0	250,000 @ $0.25	$54,500	3/26/13	0	0	0	$54,500
Kenneth Liebscher	2008 2007	0	0	0	250,000 @ $0.25	$54,500	3/26/13	0	0	0	$54,500
Howard Bouch	2008 2007	0	0	0	250,000 @ $0.25	$54,500	3/26/13	0	0	0	$54,500

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

The company has chosen to adopt NASD’s definition of independent director.   Under such definition, Howard Bouch qualifies as an independent director.

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

UTEC, INC.

/s/ Fortunato Villamagna	/s/ Howard Bouch

Fortunato Villamagna, Director & CEO	Howard Bouch, CFO

Date December 14, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Fortunato Villamagna	December 14, 2009	/s/ David Taylor	December 14, 2009
Fortunato Villamagna, CEO, Director	Date	David Taylor, Secretary, Co-Chairman	Date

/s/ Kenneth Liebscher	December 14, 2009	/s/ David Taylor	December 14, 2009
Kenneth Liebscher, Co-Chairman	Date	Howard Bouch, Director	Date

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

We were not engaged to examine management’s assessment of the effectiveness of UTeC Inc.’s internal control over financial reporting as of December 31, 2008, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.

/s/ Cole & Reed, P.C.

Oklahoma City, Oklahoma
March 31, 2009

UTEC Inc.
Consolidated Balance Sheets
As of December 31, 2008 and 2007

	December 31 2008	December 31 2007
ASSETS

Current Assets
Cash and cash equivalents	$100	$89,377
Accounts receivables	187,278	52,415
Inventory	107,916	59,440
Prepaid expenses	28,146	6,115
Deferred Tax Asset (Note 8)	-	14,300
Total Current Assets	323,440	221,647

Prepaid Ground Lease (Note 4)	53,300	64,300
Intangible Assets, net (Note 6)	1,057,109	1,127,250
Property, plant & equipment, net (Note 3)	823,169	694,455
Deferred Tax Asset (Note 8)	170,800	105,600

Total assets	$2,427,818	$2,213,252
LIABILITIES

Current liabilities
Accounts payable and accrued liabilities	$427,198	$247,308
Amounts payable to related parties	323,297	115,062

Total Current Liabilities	750,495	362,370
STOCKHOLDERS’ EQUITY

Authorized:
74,000,000 common shares, par value of $0.001 per share
Issued and outstanding:

51,968,159 at December 31, 2008	51,968
53,756,159 at December 31, 2007		53,756

1,000,000 preferred shares, par value of $0.001 per share
Issued and outstanding:

42,013 at December 31, 2008	42
42,013 at December 31, 2007		42

Additional paid in capital	2,149,515	2,116,376

Retained earnings (deficit)	(524,202)	(319,292)
Total Stockholders’ Equity	1,677,323	1,850,882
Total liabilities and stockholders’ equity	$2,427,818	$2,213,252
The accompanying notes are an integral part of these financial statements.

UTEC Inc.

Comparative Consolidated Statements of Operations

	Year ending December 31
	2008	2007
Revenue
Revenue	$2,237,601	$1,365,805

Operating Expenses
Cost of Sales	563,781	197,920
General and administrative expense	882,167	427,546
Selling expense	271,219	157,330
Research and development expense	776,244	988,250

Total operating expenses	2,493,411	1,573,127

Income (loss) before income taxes	(255,810)	(405,242)

Provision for income taxes (benefit)	(50,900)	(119,900)

Net loss	$(204,910)	$(285,341)

Earnings (loss) per share - basic and diluted	$(0.004)	$(0.005)

Weighted average number of common shares outstanding as of December 31	52,396,373	52,839,093

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

UTEC Inc.
Consolidated Statements of Cash Flows
for the year ended December 31

	2008	2007
Cash flows from operating activities:
Net loss	$(204,910)	$(285,341)
Adjustments to reconcile loss to net cash provided by (used by) operating activities:
Depreciation	44,067	42,730
Amortization of intangibles	81,141	80,050
Employee stock grants	-	107,401
Cancellation of employee stock grants	(107,401)
Issuance of employee options	96,750
Stock issued for services and contract rights	-	60,750
Deferred tax benefit	(50,900)	(119,900)
Accounts receivables	(134,863)	(9,927)
Inventories	(48,476)	(59,440)
Prepaid Expenses	(22,031)	(6,115)
Accounts payable and accrued liabilities	207,127	244,069
Total cash flows from operating activities	(139,496)	54,277

Cash flows from investing activities
Asset construction in progress	(148,162)
Purchased assets	(24,619)
Cash in UTEC Corporation when contributed to UTEC Inc.	-	15,000
Total cash flow from investing activities	(172,781)	15,000

Cash flows from financing activities
Proceeds from line-of-credit from related party	181,000	181,998
Repayment on line-of-credit to related party	-	(181,998)
Proceeds of issuance of common stock	42,000	-
Total cash flows from financing activities	223,000	-

Increase (decrease) in cash and equivalents	(89,277)	69,277

Cash and cash equivalents, beginning of period	$89,377	$20,100
Cash and cash equivalents, end of period	$100	$89,377
Supplemental Disclosure
Income taxes paid	$-	$-
Interest paid	$5,914	$558
Supplemental Schedule of Noncash Investing and Financing Activities:
Assets acquired and liabilities assumed in the acquisition:
Accounts receivable	$-	$42,488
Property and equipment	$-	$737,185
Intangible assets	$-	$1,200,000
Accounts payable and accrued liabilities	$-	$(90,189)

Capital contribution by shareholder for consulting services	$-	$38,250
Common stock issued in exchange for patent rights	$-	$71,600

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

Current assets	$57,488
Property, plant and equipment	737,185

Identifiable intangible and other assets	1,200,000
Total assets acquired	1,994,673

Current liabilities	90,189

Net assets acquired	$1,904,484
Cash acquired	15,000

Purchase price, net of cash acquired	$1,889,484

3. Property, Plant and Equipment

Property, plant and equipment consist of the following at December 31:

	2008	2007

Buildings and leasehold improvements	$501,500	$501,500
Machinery and equipment	219,645	195,026
Transportation equipment	24,538	24,538
Furniture and fixtures	16,121	16,121
Constructed asset in progress	148,162	0
	909,966	737,185
Less accumulated depreciation	86,797	42,730
	$823,169	$694,455

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

6. Intangible Assets

Intangible assets consist of the following at December 31, 2008 and December 31, 2007:

	2008	2007

Patent rights	$71,600	$71,600
Customer relationships	1,125,000	1,125,000
Accumulated amortization	(139,491)	(69,350)
	$1,057,109	$1,127,250

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

8. Income Taxes

The provision for income taxes consists of the following for the year ended December 31:

	2008	2007

Current	$0	$0

Deferred (benefit)	(170,800)	(119,900)
Total	$(170,800)	$(119.900)

The Deferred tax asset consists of the following at December 31:

	2008	2007

Accrued liabilities not currently deductible	$(16,600)	$(16,600)
Deferred stock compensation	(36,800)	(40,800)
Deductible prepaid insurance	6,200	2,300
Net operating loss carryforwards	(134,000)	(64,800)
Valuation Allowance	10,400	0
Net Deferred Tax Asset	$(170,800)	$(119,900)

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

9. Contractual Obligations

a) Ceramatec, Inc.

Effective February 1, 2007 the company entered into a License and Supply Agreement with Ceramatec, Inc. of Salt Lake City, Utah (“License”) for a world wide exclusive royalty-free license to practice Cermatec’s Gild Arc Plasma Oxidizer technology for the destruction of solid and liquid hazardous chemicals and biologicals.  The agreement continues to the full end of the term or terms for which patent rights held by Ceramatec and related to the technology have not expired.In connection with the agreement, the Company granted 850,000 shares of its Common Stock to Ceramatec.  Subject to any Securities and Exchange Commission regulations, Ceramatec may sell its stock starting two years from the Effective Date of the agreement. The Ceramatec agreement provided for (i) a license to the technology, (ii) support with the technology and (iii) a supply agreement with Ceramatec in exchange for the shares provided.

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

A summary of the status of The Company’s non-vested stock options as of December 31, 2008 is presented below:

Non-vested Options	Options (000)	Weighted- Average Grant-Date Fair Value
Non-vested at January 1, 2008	0	$0.00
Granted	1,914	0.236
Vested	1,914	0.236
Forfeited	0	0.00
Non-vested at December 31, 2008	0	$0.00

11. Quarterly Results of Operations

	Quarterly Period Ended
	March 31	June 30	September 30	December 31
Fiscal Year 2008
Net sales	$768,168	$298,898	$821,361	$349,174
Net income (loss)	63,279	(159,176)	11,429	(120,442)
Net income (loss) per share - basic and diluted	$0.0012	$(0.0031)	$0.0002	$(0.0023)

2008 Shares o/s	53,685,719	51,968,159	51,968,159	51,968,159

Fiscal Year 2007
Net sales	$222,988	$630,954	$292,629	$219,234
Net income (loss)	(97,032)	63,496	(152,037)	(99,768)
Net income (loss) per share - basic and diluted	$(0.0019)	$0.0012	$(0.0028)	$(0.0019)

2007 Shares o/s	50,420,159	53,706,159	53,707,759	53,756,159

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which provides companies an option to report selected financial assets and liabilities at fair value.  SFAS No. 159 does not require any new fair value measurements. However, if applied, SFAS No. 159 requires companies to provide information helping financial statement users to understand the effect of a company’s choice to use fair value in determining its earnings, as well as to display the fair value of the assets and liabilities a company has chosen to use fair value for on the face of its balance sheet. Additionally, SFAS No. 159 establishes presentation and disclosure requirements designed to simplify comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007.  The Company has determined the effects of the adoption of this statement will not have an effect on its consolidated financial statements, because the Company has elected not to report any liabilities or assets at any value other than that achieved by historical cost, and that if the Company were to make such an election, the difference in values reported on the Company’s consolidated financial statements would not provide more relevant and understandable information for the users of the Company’s consolidated financial statements.

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