Form 10-Q/A
period 2009-03-31
UTEC, INC.
filed 2009-12-16
CIK 1386018

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. FORM 10-Q/A

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes. ☒ No. ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No  ☒  (Not required by smaller reporting companies)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in rule 12b-2 of the Exchange Act.

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

PART I — FINANCIAL INFORMATION

The accompanying interim unaudited financial statements of UTEC, Inc. (a Nevada corporation) are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company’s most recent annual financial statements for the year ended December 31, 2008 included in a 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on April 15, 2009. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying interim financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying interim financial statements for the three months ended March 31, 2009 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2009.

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

STOCKHOLDERS’ EQUITY
Authorized:
74,000,000 common shares, par value of $0.001 per share
Issued and outstanding:

51,968,159 at March 31, 2009	51,968
51,968,159 at December 31, 2008		51,968

1,000,000 preferred shares, par value of $0.001 per share
Issued and outstanding:

42,013 at March 31, 2009	42
42,013 at December 31, 2008		42

Additional paid in capital	2,181,765	2,149,515

Retained earnings (deficit)	(393,886)	(524,202)
Total Stockholders’ Equity	1,839,889	1,677,323

Total liabilities and stockholders’ equity	$2,245,991	$2,427,818

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

The provision for income taxes consists of the following for three months ended March 31, 2009:

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

The Company’s legacy business is engaged in the research, development, testing and analysis of commercial explosives.  Some of the R&D activities have been in the development of new or improved technologies or new product development to be used internally within the company

Some of the other R&D activities during the last year have been in the testing, analysis and QC (quality control) areas and the costs associated with these activities were for the three months ended March 31, 2009, approximately $30,000.  These costs are passed to the Company’s customers, as per the agreements the Company has with the various customers.

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

As of March 31, 2009 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, as of March 31, 2009, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) inadequate segregation of duties consistent with control objectives.  The aforementioned material weakness was identified by our Chief Executive Officer in connection with the review of our financial statements as of March 31, 2009.

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

Date December 14, 2009
/s/ Fortunato Villamagna
Fortunato Villamagna, Director & CEO,