Form 10-Q/A
period 2009-06-30
UTEC, INC.
filed 2009-12-16
CIK 1386018

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q/A

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2009

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

Commission file number 333-141875

UTEC, INC.

(Exact name of Registrant as specified in its charter)

NEVADA	20-5936198

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7230 Indian Creek Ln., Ste 201, Las Vegas, NV 89149
 (Address of principal executive offices)

(702) 335-0356
(Registrant’s telephone number, including area code)

2420 Springer Drive, Suite 110
Norman, OK 73069
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

☐ Yes               ☒ No (Not Required)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).              Yes ☒  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of December 14, 2009 the Company had 33,518,159 issued and outstanding shares of its common stock.

1

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

2

UTEC, INC.

Consolidated Financial Statements

June 30, 2009 and December 31, 2008

3

4

UTEC, INC.
Consolidated Balance Sheets

	June 30,	December 31,
	2009	2008
	(Unaudited)

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$-	$-
Accounts receivables	-	-
Inventory	-	-
Prepaid Expenses	-	-

Total Current Assets	-	-

PROPERTY, PLANT AND EQUIPMENT, NET	328,013	328,013

OTHER ASSETS

Intangible assets, net	61,394	61,576
Property, Plant and Equipment	-	-
Deferred tax asset, net	-	-

Total Other Assets	61,394	61,576

ASSETS FROM DISCONTINUED OPERATIONS, NET	-	1,633,930

TOTAL ASSETS	$389,407	$2,023,519

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$366,556	$346,196
Accounts payable to related parties	40,000	-

Total Current Liabilities	406,556	346,196

TOTAL LIABILITIES	406,556	346,196

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock - 1,000,000 authorized, $0.001 par value;
42,013 and 42,013 issued and outstanding, respectively	42	42
Common stock - 74,000,000 authorized, $0.001 par value;
29,468,159 and 51,968,159 issued and outstanding, respectively	29,468	51,968
Treasury Stock	-	-
Additional paid-in capital	2,238,215	2,149,515
Accumulated deficit	(2,284,874)	(524,202)

Total Stockholders’ Equity (Deficit)	(17,149)	1,677,323

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$389,407	$2,023,519

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
Consolidated Statements of Stockholders’ Equity (Deficit)

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
Condensed Notes to Consolidated Financial Statements
June 30, 2009 and December 31, 2008

NOTE 1:  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING  POLICIES (CONTINUED)

b)  Consolidated Financial Statements (continued)
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2008 audited financial statements.  The results of operations for the period ended June 30, 2009 and 2008 are not necessarily indicative of the operating results for the full year.

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

In June 2009, the FASB issued FAS 166, “Accounting for Transfers of Financial Assets” an amendment of FAS 140. FAS 140 is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets: the effects of a transfer on its financial position, financial performance, and cash flows: and a transferor’s continuing involvement, if any, in transferred financial assets. This statement must be applied as of the beginning of each reporting entity’s  first annual reporting period that begins after November 15,  2009. The Company does not expect the adoption of  FAS 166 to have an impact on the Company’s results of operations, financial condition or cash flows.

In June 2009, the FASB issued FAS 167, “Amendments to FASB Interpretation No. 46(R) “. FAS 167 is intended to (1) address the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FAS 166, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provided timely and useful information about an enterprise’s involvement in a variable interest entity. This statement must be applied as of the beginning of each reporting entity’s  first annual reporting period that begins after November 15,  2009. The Company does not expect the adoption of  FAS 167 to have an impact on the Company’s results of operations, financial condition or cash flows.

UTEC, INC.
Condensed Notes to Consolidated Financial Statements
June 30, 2009 and December 31, 2008

NOTE 1:  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING  POLICIES (CONTINUED)

c)  New Accounting Pronouncements (continued)
In June 2009, the FASB issued FAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. FAS 168 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of  FAS 168 to have an impact on the Company’s results of operations, financial condition or cash flows.

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

A breakdown of the loss associated with the discontinued is presented in the table below.

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Income	$-0-	$298,898	$1,039,595	$1,067,066
Cost of Goods Sold	-0-	4,746	353,544	273,782
Operating expenses	33,950	433,507	460,353	826,776
Net Operating Income (Loss)	(33,950)	(139,355)	225,698	(33,492)
Loss on disposal of assets	(1,730,742)	-0-	(1,730,742)	-0-
Tax benefit at 34%	-0-	-0-	-0-	-0-
Net loss	$(1,753,687)	$(139,355)	$(1,505,044)	$(33,492)

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

A breakdown of the loss associated with the discontinued is presented in the table below.

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Income	$-0-	$298,898	$1,039,595	$1,067,066
Cost of Goods Sold	-0-	4,746	353,544	273,782
Operating expenses	33,950	433,507	460,353	826,776
Net Operating Income (Loss)	(33,950)	(139,355)	225,698	(33,492)
Loss on disposal of assets	(1,730,742)	-0-	(1,730,742)	-0-
Tax benefit at 34%	-0-	-0-	-0-	-0-
Net loss	$(1,753,687)	$(139,355)	$(1,505,044)	$(33,492)

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

As of June 30, 2009, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, as of June 30, 2009, the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

                                     UTEC, INC.

Date: December 14, 2009
                                     /s/ Fortunato Villamagna
                  Fortunato Villamagna, Director & CEO