Form 10-Q/A
period 2009-09-30
UTEC, INC.
filed 2009-12-16
CIK 1386018

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

7230 Indian Creek Ln., Ste 210
Las Vegas, NV 89149
(Address of principal executive offices)

(702) 335-0356
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒           No ☐

Indicate by checkmark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of December 14, 2009, the Company had 33,518,159 issued and outstanding shares of its common stock.

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

2

UTEC, INC.

Consolidated Financial Statements

September 30, 2009 and December 31, 2008

3

4

UTEC, INC.
Consolidated Balance Sheets

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$-	$-

Total Current Assets	-	-

PROPERTY, PLANT AND EQUIPMENT, NET	328,013	328,013

OTHER ASSETS

Intangible assets, net	-	61,576

Total Other Assets	-	61,576

ASSETS FROM DISCONTINUED OPERATIONS, NET	-	1,633,930

TOTAL ASSETS	$328,013	$2,023,519

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$366,556	$346,196
Accrued Salary	100,000	-
Accounts payable to related parties	40,000	-

Total Current Liabilities	506,556	346,196

TOTAL LIABILITIES	506,556	346,196

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock - 1,000,000 authorized, $0.001 par value;
42,013 and 42,013 issued and outstanding, respectively	42	42
Common stock - 74,000,000 authorized, $0.001 par value;
29,468,159 and 51,968,159 issued and outstanding, respectively	29,468	51,968
Additional paid-in capital	2,238,215	2,149,515
Accumulated deficit	(2,446,268)	(524,202)

Total Stockholders’ Equity (Deficit)	(178,543)	1,677,323

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$328,013	$2,023,519

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

FYE 2008
Expected volatility	71.44%
Expected dividends	0.00
Expected term (in years)	3.5
Risk-free rate	2.67%

A summary of the status of The Company’s non-vested stock options granted with this plan as of September 30, 2009 is presented below:

Non-vested Options	Options (000)	Weighted Average Grant-Date Fair Value

Non-vested at January 1, 2009	$1,914	$0.24
Granted	-	-
Vested	1,914	0.24
Forfeited	-	-
Non-vested at September 30, 2009	$-	$-

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

FYE 2009
Expected volatility	71.44%
Expected dividends	0.00
Expected term (in years)	5.00
Risk-free rate	2.11%

A summary of the status of The Company’s non-vested stock options granted with this plan as of September 30, 2009 is presented below:

Non-vested Options	Options (000)	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2009	$-	$0.236
Granted	5,650	0.006
Vested	5,650	0.006
Forfeited	-	-
Non-vested at September 30, 2009	$-	$-

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

A breakdown of the loss associated with the discontinued is presented in the table below.

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Income	$-0-	$821,361	$1,039,595	$1,888,427
Cost of Goods Sold	-0-	247,477	353,544	521,259
Operating expenses	-0-	514,584	460,353	1,368,763
Net Operating Income (Loss)	-0-	59,300	225,698	(1,595)
Loss on disposal of assets	-0-	-0-	(1,730,742)	-0-
Tax benefit at 34%	-0-	23,100	-0-	(4,300)
Net income (loss)	$-0-	$36,200	$(1,505,044)	$2,705

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

A breakdown of the loss associated with the discontinued is presented in the table below.

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Income	$-	$821,361	$1,039,595	$1,888,427
Cost of Goods Sold	-	247,477	353,544	521,259
Operating expenses	-	537,684	460,353	1,364,463
Net Operating Income (Loss)	-	36,200	225,698	2,705
Loss on disposal of assets	-	-	(1,730,742)	-
Tax benefit at 34%	-	-	-	-
Net income (loss)	$-	$36,200	$(1,505,044)	$2,705

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4T. Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

–	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

–
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

–
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

As of September 30, 2009, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, as of September 30, 2009, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

UTEC, INC.

/s/ Fortunato Villamgana
Date December 14, 2009	Fortunato Villamagna, Director & CEO,