Form 10-K/A
period 2008-12-31
UTEC, INC.
filed 2010-02-02
CIK 1386018

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

2nd Amendment to

Form 10K

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

EXPLANATORY NOTE

This Amendment No.2 on Form 10-K/A to the Annual Report on Form 10-K for the year ended December 31, 2008, of the Registrant which was filed with the Securities Exchange Commission on March 31, 2009, and amended December 16, 2009, (the “Original Filing”) is being filed to amend or include certain disclosures contained in Item 9AT, Controls and Procedures.

As a result of this Amendment No.2, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, as filed as exhibits to the Original Filing have been re-executed and re-filed as of the date of this Amendment No. 2 on Form 10-K/A.

Except for the Amendment described above, this Form 10-K/A does not modify or update other disclosures in, or exhibits to, the Original Filing which are incorporated by reference herein.

Item 9A(T). Controls and Procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to UTEC management as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, management concluded that the Company’s internal disclosure controls and procedures were not effective as of December 31, 2008, due to a lack of segregation of duties.

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

Date January 29, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Fortunato Villamagna	January 29, 2010	/s/ David Taylor	January 29, 2010
Fortunato Villamagna, CEO, Director	Date	David Taylor, Secretary, Co-Chairman	Date

/s/ Kenneth Liebscher	January 29, 2010	/s/ Howard Bouch	January 29, 2010
Kenneth Liebscher, Co-Chairman	Date	Howard Bouch, Director	Date