Form 10-Q/A
period 2009-03-31
UTEC, INC.
filed 2010-02-02
CIK 1386018

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. FORM 10-Q Amendment No. 2

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

Item 4T. Controls and Procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to UTEC management as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2009, due to a lack of segregation of duties.

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

Date January 29, 2010
/s/ Fortunato Villamagna
Fortunato Villamagna, Director & CEO,