Form 10-Q/A
period 2009-06-30
UTEC, INC.
filed 2010-02-02
CIK 1386018

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

Item 4T. Controls and Procedures

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-Q to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, of the Registrant which was filed with the Securities Exchange Commission on August 20, 2009, and amended  December 16, 2009 (the “Original Filing”) is being filed to amend or include certain disclosures contained in Item 4T, Controls and Procedures.

As a result of this Amendment No.2, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, as filed as exhibits to the Original Filing have been re-executed and re-filed as of the date of this Amendment No. 2 on Form 10-Q.

Except for the Amendment described above, this Form 10-Q does not modify or update other disclosures in, or exhibits to, the Original Filing which are incorporated by reference herein.

Item 4T. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to UTEC management as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2009, due to a lack of segregation of duties.

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

Date: January 29, 2010

/s/ Fortunato Villamagna

           Fortunato Villamagna, Director & CEO