Form 10-Q/A
period 2009-09-30
UTEC, INC.
filed 2010-02-02
CIK 1386018

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

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-Q to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, of the Registrant which was filed with the Securities Exchange Commission on November 20, 2009,  and amended  December 16, 2009 (the “Original Filing”) is being filed to amend or include certain disclosures contained in Item 4T, Controls and Procedures.

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

Item 4T. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to UTEC management as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2009, due to a lack of segregation of duties.

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

UTEC, INC.

/s/ Fortunato Villamagna
Date January 29, 2010	Fortunato Villamagna, Director & CEO,