Form 10-K
period 2009-12-31
UTEC, INC.
filed 2010-04-14
CIK 1386018

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10K
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009
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

☐ Yes      ☒  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes      ☒  No

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
Large accelerated filer  ☐ Accelerated filer ☐
Non-accelerated filer  (Do not check if a smaller reporting company) ☐   Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☒ Yes      ☐ No

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

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of December 31, 2009, the Company had 33,518,159 issued and outstanding shares of its common stock and 42,013 of its preferred stock.

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

Corporate History

UTEC INC., formerly Lyon Capital Venture Corp., is a Nevada corporation organized on November 8, 1993 as a “For Profit” corporation for the purpose of engaging in any lawful activity.  The Company was in the development stage through December 31, 2006.  The year ended December 31, 2007, is the first year during which the Company is considered an operating company and was no longer considered in a development stage.  On January 10, 2007, the Company purchased 100% of the shares of UTEC Corporation, Inc from Energetic Systems Inc. LLC, for a total consideration of 22,500,000 of the Company’s par value $0.001 common shares and 20,000 of the Company’s par value $0.001 preferred shares.  The Company also issued 2,525,000 common shares in finder’s fees.

The Company’s business was to offer state of the art testing and analysis to clients worldwide.  The Company operated a chemical research and development laboratory near Riverton, Kansas, which specialized in commercial explosives development and analysis. The Company also operated a destructive test facility near Hallowell, Kansas, which specializes in determining the detonating characteristics of commercial explosives.

In 2007, the Company licensed technology covering the use of cold plasma oxidizer technology for the destruction of solid and liquid hazardous chemicals and biological waste.  During 2007 and 2008, the Company worked to validate the technology and prepare a business plan for its commercialization.

In April 2009, the Company divested its commercial explosives development, analysis, testing and manufacturing business (“Legacy Business”) to eliminate the need to inject new capital into the Company to support this business, and concentrate on raising the funds necessary to commercialize its hazardous waste destruction business in exchange for the 22,500,000 shares of its common stock originally issued to Energetic Systems Inc. LLC .

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

The Company operated three marketing units, all under the management of Dr. Fortunato Villamagna, Managing Director and CEO.

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

The Hazardous Chemicals & Biological Waste Destruction business is developmental and currently does not sell any units. In fact, the business will not sell these units in the future but instead plans to lease them. The product names and trade names will be disclosed once complete systems are ready for sale. The Company anticipates these products entering the market in 2010.

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

C2R Energy is a company with expertise in energetic materials, reactive chemical intermediates, hazardous materials, bio-fuels and bio-energy handling systems. The combined companies immediate goals include:

1)
Commercializing a simple way for biodiesel plants to make their own methylate catalyst (aka: sodium methylate, sodium methoxide, methylate, alkoxide) on-site and on-demand, reducing raw material and processing costs.

2)	Commercializing a simple way to clean glycerin streams through in-line and on-demand removal of salts, improving the efficiency of production facilities and reducing costs.

In addition, we can provide solutions for the use of crude glycerin, eliminating the need for costly purification (capex) methods while maintaining attractive pricing for the sale of the crude glycerin.

The Waste Destruction Business provides commercial solutions for the processing of hazardous chemical and biological waste in-house and on demand at customer sites.  In considering the entire waste destruction business and analyzing where the opportunities could be found, we concluded that competing in the municipal, restaurant or household waste market where landfill costs dominate the pricing structure would not be advantageous.  While costs using our system would have been lower than the conventional collect-package-haul-landfill cycle, the greatest profit could be made by allowing customers to destroy their own hazardous material streams discretely and in-house.

Current practices among customers producing wastes in the energetic materials, chemical / pharmaceutical industry and biological / hospital red bag waste area is to use conventional haul-destroy companies to eliminate the waste.  The model for our waste destruction segment is to provide customers with On-Site On-Demand Hazardous Waste Destruction.

 Hazardous Chemicals & Biological Waste Destruction

Effective February 1, 2007, the company entered into a License and Supply Agreement with Ceramatec, Inc. of Salt Lake City, Utah (“License”) for a world wide exclusive royalty-free license to practice Cermatec’s Gild Arc Plasma Oxidizer technology for the destruction of solid and liquid hazardous chemicals and biological waste.  The license agreement with Ceramatec gave the Company sole marketing and sales rights to this unique technology as it related to the “hazardous waste destruction” market segment. The Ceramatec agreement was a simple licensing and supplies agreement, which stipulated that in order to maintain exclusivity a minimum number of units must be ordered from Ceramatec every year. The number for 2009 is two, and the number for 2010 is four. If any of the conditions of the agreement are not met, the license reverts to non-exclusive, but the Company retains all other rights.

On September 30, 2009, this contract with Ceramatec was cancelled.  As of September 30, 2009, the Company had not made any purchases from Ceramatec against the minimum obligations for 2009, and the Company owed Ceramatec $111,457 with respect to purchases during 2008 which is included in accounts payable and accrued liabilities.

As the conditions of the agreement were not met, the license reverted to non-exclusive, but we retain all other rights.

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

Manufacturing Highlights

Manufacturing the Company’s Waste Disposal Units, which incorporates the Cold Plasma Oxidizer technology will involve the supply of certain key parts by the Licensor, with final fabrication and assembly by contract engineering fabricators according to the Company’s specifications.  The Company’s engineers will provide actual design, assembly specifications, manufacturing and customer installation oversight.  The fabrication of the BETA waste destruction units is being done in-house, with some off-the-shelf components being purchased from domestic companies and some of the fabrication being outsourced to fabrication shops in the Kansas area.

Item 1A. Risk Factors.

Not Applicable

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

Our offices are located at 7230 Indian Creek Lane, Ste 201, Las Vegas, NV 89149. Currently, these facilities are provided to us by Ken Liebscher, a director and officer, without charge, but such arrangement may be cancelled at anytime without notice. Specific direct expenses incurred such as telephone and secretarial services are charged back to Utec at cost.

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

	2008		2009
	High	Low	High	Low
Qtr 1	0.45	0.3	0.20	0.01
Qtr 2	0.35	0.32	0.01	0.01
Qtr 3	0.25	0.2	0.01	0.01
Qtr 4	0.06	0.06	0.01	0.01

We did not make any dividend payments during the fiscal years ended December 31, 2009 or 2008 and have no plans to pay dividends in the foreseeable future.  We did not repurchase any shares of our common stock during the fiscal year ended December 31, 2009 or 2008.

Transfer Agent: Empire Stock Transfer Co., 1859 Whitney Mesa Dr., Henderson, NV 89014

The Company did not make any repurchases of its securities during the year ended December 31, 2009.

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

On October 1, 2009 the Company purchased 100% of the outstanding shares of C2R Energy Commodities Inc for the issuance of 4,050,000 of the Company’s $0.001 par value common shares. These unregistered shares were issued under section 4(2) of the Securities Act of 1933 as they were transactions by an issuer not involving any public offering

Revenues

Revenues from continuing operations for the year ended December 31, 2009 were $-0.  The Company divested all assets that generated revenue in the period ended June 30, 2009 as part of the sale of the legacy business.

Expenses

Expenses from continuing operations for the year ended December 31, 2009 and 2008 were $1,021,592 and $3,462.  The majority of the remaining expenses are composed of $601,250 and $-0- in compensation to officers of the Company for the years ended December 31, 2009 and 2008, respectively.  The Company also recorded a one-time write-down of its intangible assets of $121,242 during the year ended December 31, 2009.

Discontinued Operations

In April 2009, the Company sold its commercial explosives development, analysis, testing and manufacturing business (“Legacy Business”) in a non-cash transaction to a related party in exchange for stock in the Company totaling 22,500,000 shares.  The stock was cancelled in July of 2009.

A breakdown of the loss associated with the discontinued is presented in the table below.

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008
Income	$1,039,595	$2,237,601
Cost of Goods Sold	353,544	563,780
Operating expenses	376,401	1,875,269
Net Operating Income (Loss)	309,650	(201,448)
Loss on disposal of assets	(1,730,742)	-
Net loss	$(1,421,092)	$(201,448)

Intangible Assets

Intangible assets consist of the following at December 31, 2009 and December 31, 2008:

	2009	2008
Patent rights	$73,750	$71,570
Goodwill	58,899	-
Impairment of Goodwill	(58,899)	-
Accumulated amortization	(11,407)	(8,424)
Impairment of intangible assets	(62,343)	-
	$-	$63,146

The Patent rights are based upon the contractual agreement between the Company and Ceramatec, The Company is amortizing these Patent rights over 17 years.  On September 2, 2009 the contract with Ceramatec was cancelled due to nonperformance.  Accordingly, the assets associated with the contract were impaired and an impairment expenses was recorded.

Liabilities

The Company’s liabilities primarily consist of current amounts payable or accrued to trade creditors, and amounts owing to related parties for management fees, expenses, and shared services.

Liquidity and Capital Resources

As of December 31, 2009, the company had $9,453 cash on hand.  During 2008 and 2009, cash flows from the legacy business, supplemented with short-term borrowings from related parties, was used to support the waste destruction business development program.  Following a general business review at the end of 2008, management has determined that the legacy business cannot support both its ongoing operations as well as the development of the waste destruction business on its operations alone.   Consequently, the board of directors, in consultation with management and major shareholders, took the following step. In April 2009, the Company sold its commercial explosives development, analysis, testing and manufacturing business (“Legacy Business”) in a non-cash transaction to a related party in exchange for stock in the Company totaling 22,500,000 shares.  The stock was cancelled in July of 2009.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

The Financial Statements are included at the end of the signature page.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T). Controls and Procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to UTEC management as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, management concluded that the Company’s internal disclosure controls and procedures were not effective as of December 31, 2008, due to a lack of segregation of duties and not having an audit committee.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.  In making this assessment, management used the framework set forth in the report entitled “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission, or (“COSO”).  The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.  Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2008, due to a lack of segregation of duties and not having an audit committee.

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

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The names, ages, and respective positions of the directors, officers, and significant employees of the Company are set forth below.

Name	Position Held with the Company	Age	Date First Elected or Appointed
Fortunato Villamagna	Chief Executive Officer and Managing Director	48	January 12, 2007 to present
David Taylor	Director	64	January 12, 2007 to present
Kenneth Liebscher	Secetary and Director	65	July 1, 2006 to present
Howard Bouch	Chief Financial Officer and Director	64	January 12, 2007 to present

Fortunato Villamagna, CEO & Managing Director.

Dr. Fortunato Villamagna, age 49, has over 25 years of domestic and international experience in the specialty and bulk chemicals, capital equipment, bioenergy, aerospace and energetic materials businesses. Dr. Villamagna holds a PhD in Chemistry and MBA in Global Management, and has worked throughout North America, Europe, Australia and West Africa.  From 2002 to 2006 Dr. Villamagna served as Vice President - Business Development for American Pacific Corporation (AMPAC), a publicly listed company with divisions and subsidiaries that manufacture active pharmaceutical ingredients and registered intermediates, energetic products used primarily in space flight, aerospace and defense systems, clean fire- extinguishing agents and water treatment equipment. Dr. Villamagna joined UTEC Corporation in 2006.

Prior to 2002, Dr. Villamagna was the Vice President Technology, Americas and Europe for Orica Inc., an Australian-owned, publicly listed global company, and global leader in mining products and services. Prior to that Dr. Villamagna was the Director of Bulk Delivered Products for Energetic Solutions, Inc., a part of UK based ICI Explosive Inc.
Dr. Villamagna also serves on the Board of directors of Lucky Boy Silver Corp. (OTC BB SRVS).

David P. Taylor, Director,

David Taylor, age 65, has held a number of senior executive positions in the commercial explosives industry for over thirty-seven years.  During this time he has, through his privately held management companies based in Dallas, Texas and Calgary, Alberta, been both an investor and a provider of enterprise and project management services and strategic planning and implementation to entities engaged in the development, manufacture, sale and distribution of commercial explosives and construction equipment.

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

Kenneth B. Liebscher, Director & Co-Chairman.

Ken Liebscher is a 67-year-old international businessman with 38 years of securities and executive management experience. Mr. Liebscher is a graduate of St. George’s School, Vancouver, B.C. and also attended the University of British Columbia. In 22 years with the world’s largest dental products manufacturer, Dentsply International Inc., Mr. Liebscher held several positions culminating as the Manager of their West Coast Division, headquartered in San Francisco California. Mr. Liebscher was recruited by a major Europe based competitor, Ivoclar Liechtenstein to lead their entry into the North American market and, within two years, became Executive Vice President of Sales and Marketing and helped expand this company’s sales to $300,000,000 US before retiring.

Mr. Liebscher became a director of a publicly held company called E.T.C. Industries Ltd. in 1992 and became President of its wholly owned subsidiary, THE ELECTRIC CAR COMPANY and, in 1994, led a team that developed the MI 6 prototype electric car from the ground up. Mr. Liebscher has served on the Board of Directors of Belmont Resources Inc., listed on the TSX Venture Exchange (BEA.V) from 1992 to October, 2009.  Mr. Liebscher also serves on the Board of directors of Lucky Boy Silver Corp. (OTC BB SRVS).

Howard Bouch, Director

Howard Bouch, age 64, is a Private Practice Chartered Accountant with over 36 years of Public and Private international experience. Mr. Bouch originally qualified as a Chartered Accountant (English and Wales Institute) in 1968. Mr. Bouch joined Deloitte & Co, Lusaka, Zambia from 1970 - 1972. Mr. Bouch joined Anglo American Corp, Zambia working as Head Office Chief Accountant for Nchanga Consolidated Copper Mines (world’s 2nd largest) from 1972 - 1976. In 1976 Mr. Bouch returned to the UK and joined Babcock and Wilcox, Engineers, Nottinghamshire, England as Chief Accountant for one of their subsidiaries. Mr. Bouch was Chief Accountant of a private building firm in Cumbria, England from 1978 - 1984.  In 1984 Mr. Howard Bouch established a Private Practice as a Chartered Accountant and continues to provide professional services to Cumbrian firms to the present. Mr. Bouch is a Director of Viavid Broadcasting Inc., a fully reporting, US Public Company, trading on the Pink Sheets under the symbol (VVDB),, Director and CFO of Utec, Inc. (UTEI) and also as Director and CFO of Black Hawk Exploration Inc., (BHWX).

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

Item 11. Executive Compensation.

The following charts include compensation and options received by all Officers and Directors of the Company.

Officers and Directors

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards	Option Value (Black- Scholes)	Option Expiration Date	Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)		All Other Compensation ($)	Total ($)
Dr. Fortunato Villamagna, CEO	2009	0	0	0	1,000,000 @$0.01 (2)	$10,000	5/1/2019	0	200,000		0	210,000	(1)
	2008	0	0	0	250,000 @ $0.25 (3)	$54,500	3/26/13	0	$40,000	(1)	0	94,500
David Taylor	2009	0	0	0	1,000,000 @$0.01 (2)	10,000	5/1/2019	0	0		0	10,000	(1)
	2008	0	0	0	250,000 @ $0.25 (3)	$54,500	3/26/13	0	0		0	54,500
Kenneth Liebscher	2009				1,000,000 @$0.01 (2)	10,000	5/1/2019	0	0		0	10,000	(1)
	2008	0	0	0	250,000 @ $0.25 (((3)	$54,500	3/26/13	0	0		0	54,500
Howard Bouch	2009				1,000,000 @$0.01 (2)	10,000	5/1/2019	0	0		0	10,000	(1)
	2008	0	0	0	250,000 @ $0.25 (3)	$54,500	3/26/13	0	0		0	$54,500

(1) Dr. Fortunato Villamagna’s management company, Redstone Management Services LLC., is entitled to $40,000 per year pursuant to a management contract, but has deferred receiving this amount until a later date.
(2) On May 1, 2009 stock options totaling 5,650,000 of its $0.001 par value common stock to key employees, consultants and officers and directors in a non-qualified stock option plan with a conversion period of 10 years, at a conversion price of $0.01 for past fully completed services.
(3) Effective March 26, 2008 the restricted shares issued pursuant to the Employee Stock Ownership Plan dated January 11, 2007 were cancelled in their entirety, except for 16,000 which were misplaced by the employee and will be cancelled in a timely manner.  The Plan has since been rescinded.

OPTIONS

On March 29, 2009 stock options totaling 46,500,000 of its $0.001 par value common stock to key employees, consultants and officers and directors in a non-qualified stock option plan with a conversion period of 10 years, at a conversion price of $0.01 for past fully completed services.  Using the Black-Scholes method of valuing the options detailed above the options were valued using the following assumptions:

FYE 2009
Expected volatility	679.24%
Expected dividends	0.00
Expected term (in years)	10.00
Risk-free rate	3.21%

A summary of the status of The Company’s non-vested stock options granted with this plan as of September 30, 2009 is presented below:

Non-vested Options	Options (000)	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2010	$-	$0.236
Granted	5,650	0.006
Vested	5,650	0.006
Forfeited	-	-

For the year ended December 31, 2009 and 2008 share based compensation expense of $-0- and $-0- was recognized, respectively.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The owners of 5% or more of the Shares, as well as the officers and directors who own Shares as of December 31, 2009, are set forth in the following chart:

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Preferred Stock	Kenneth Liebscher, Secretary And Director	10,000	23.8%
Preferred Stock	Howard Bouch, CFO and Director	Nil	0%
Preferred Stock	David Taylor, Director	10,000	23.8%
Preferred Stock	Fortunato Villamagna, CEO, Managing Director	10,000	23.8%
Preferred Stock	All Officers and Directors as a group of Preferred Stock	30,000	71.40%
Common Stock	The Excalibur Group A.G.	20,000,000 (1)	59.67%
Common Stock	Howard Bouch, CFO and Director	Nil	0%
Common Stock	Fortunato Villamagna, CEO and Managing Director	Nil	0%
Common Stock	David Taylor, Director	Nil	0%
Common Stock	Kenneth Liebscher, Secretary and Director	Nil	0%
Common Stock	All Officers and Directors as a group of Common Stock	Nil	0%

(1)  The Excalibur Group A.G. is owned by Lionel R. Welch, 51A Dean St., Belize City, Belize C.A.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Other than as set forth in this Item 7, there are no relationships, transactions, or proposed transactions to which the registrant was or is to be a party, in which any of the named persons set forth in Item 404 of Regulation SK had or is to have a direct or indirect material interest.

As indicated under Description of Business, the Company, on January 10, 2007, entered into a purchase agreement with Energetic Systems Inc., LLC. to purchase 100% of the shares of UTEC Corporation (“Energetic Purchase Agreement”).  Fortunato Villamagna, Director and CEO of the Company and David P. Taylor, Director, Co-Chairman and Secretary of the Company, are members of the Board of Executive Officers of Energetic Systems Inc., LLC., and together hold controlling equity interests in the holding companies that own Energetic Systems Inc., LLC.  Under the terms of the Energetic Purchase Agreement, Energetic Systems Inc. LLC. (ESI) was paid 22,500,000 Common Shares and 20,000 Preferred Shares of the Company.  In April 2009, the Company sold its commercial explosives development, analysis, testing and manufacturing business (“Legacy Business”) in a non-cash transaction to ESI in exchange for stock in the Company totaling 22,500,000 common shares.  The stock was cancelled in July of 2009.

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

During the twelve months ended December 31, 2008, the Company has incurred management fee expenses of $40,000 pursuant to this agreement, all of which is included in Accounts Payable to Related Parties, at December 31, 2008.

On June 1, 2009, we cancelled the agreement with Redstone Management Services and entered into an agreement with Dr. Villamagna personally to provide services to us of the CEO, and Managing Director. Payments to Dr. Villamagna under this agreement are based on time actually spent on the business of the Company by Dr. Villamagna, subject to a minimum annual fee of $200,000.

From time to time the Company enters into arrangements for the provision of services from one or more of its Directors, or companies in which its Directors have a financial interest.

The company has chosen to adopt NASD’s definition of independent director.   Under such definition, Howard Bouch qualifies as an independent director.

Item 14. Principal Accounting Fees and Services.

On Nov. 2, 2009, the accounting firm of Sadler, Gibb & Associates, LLC was engaged as the Registrant’s new independent registered public account firm. The Board of Directors of the Registrant and the Registrant’s Audit Committee approved of the disengagement of Seale and Beers, CPAs and the engagement of Sadler, Gibb & Associates, LLC as its independent auditor.  Seale and Beers, CPAs had never performed any work for the Company.

Seale and Beers, CPA’s accountant’s report on the financial statements for either of the past two years did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles as Seale and Beers, CPA’s did not provide any financial statements.

During the registrant’s two most recent fiscal years and the subsequent interim period through Nov. 2, 2009, there were no disagreements with Seale and Beers, CPAs whether or not resolved, on any matter of accounting  principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Seale and Beers, CPAs satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report on the registrant’s financial statements.

For the years ended December, 2008 and 2007, and through the date of this Form 10-K, there have been no disagreements with Seale and Beers, CPAs  on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to Seale and Beers, CPAs’  satisfaction would have caused them to make reference to the subject matter of the disagreement in connection with their reports. For the years ended December 30, 2008 and 2007, and through the date of this Form    8-K, there were no “reportable events” as that term is described in Item 304(a)(1)(v) of Regulation S-K.

The Company has provided Seale and Beers with the disclosures it is making herein no later than the day that the disclosures are filed with the Commission.  The Company requested Seale and Beers to furnish it a letter addressed to the Commission stating whether it agrees with the above statements and, if not, stating the respects in which it does not agree.  The letter received from Seale and Beers stating no disagreements was filed as a Form 8K November 12, 2009.

During the years ended December 31, 2008 and 2007, and through November 2, 2009 (the date Sadler Gibb & Associates LLC was appointed), the Company did not consult Sadler Gibb & Associates with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s Consolidated Financial Statements, or any other matters or reportable events as defined in Item 304(a)(2)(i) and (ii) of Regulation S-K.

	2008	2009
Audit Fees	$45,650	$16,700
Audit Related Fees	-	2,760
Tax Fees	5,000	800
All Other Fees	17,250	870
Total	$69,908	$21,130

Services rendered by Sadler Gibb & Associates for the year ended December 31, 2009 in connection with fees presented above were as follows:

● Audit fees consist of fees for professional services provided in connection with the audit of our consolidated financial statements, the review of our quarterly consolidated financial statements and the audit of the effectiveness of our internal control over financial reporting.

● All Other Fees. For fiscal 2009, all Other Fees related to professional services provided in conjunction with reviewing the Form 10Q, the selling of a subsidiary of the Company or issues related to consolidation and restructuring.

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

We have reviewed and discussed with management the Company’s audited consolidated financial statements as of and for the year ended December 31, 2009.

Based on the reviews and discussions with the audit group, we have recommended to the Board that the audited consolidated financial statements referred to above be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Audit Chairman

Howard Bouch

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibits:

Exhibit No.	Document	Location

3.1	Articles of Incorporation	Previously filed*

3.2	Articles of Amendment – Allwest	Previously filed*

3.3	Articles of Amendment – Lyons Capital	Previously filed*

3.4	Articles of Amendment – UTEC	Previously filed*

3.5	Articles of Amendment – Share Increase	Previously filed**

3.6	Bylaws	Previously filed* (As Exhibit 3.5)

10.1	Stock Option Plan	Included

10.2	Villamagna Management agreement	Included

14.1	Code of Business Conduct and Ethics	Previously filed*

31.1	Rule 13a-41(a)/15d-14(a) Certificates	Included

32.1	Section 1350 Certifications	Included

*Previously filed on May 14, 2008 as exhibits to Form 10-12G.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UTEC, INC.

/s/ Fortunato Villamagna	/s/ Howard Bouch

Fortunato Villamagna, Director & CEO	Howard Bouch, CFO

Date April 14, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Fortunato Villamagna	April 14, 2010	/s/ David Taylor	April 14, 2010
Fortunato Villamagna, CEO, Director	Date	David Taylor, Director	Date

/s/ Kenneth Liebscher	April 14, 2010	/s/ David Taylor	April 14, 2010
Kenneth Liebscher, Secretary, Director	Date	Howard Bouch, CFO, Director	Date

UTEC, INC.

Comparative Financial Statements and accompanying Notes

As of December 31, 2009 and 2008

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

UTEC, INC.

AUDIT REPORT OF INDEPENDENT ACCOUNTANTS
AND
CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

UTEC, INC.

Sadler, Gibb & Associates, l.l.c.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
UTEC, Inc.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of UTEC, Inc. (A Development Stage Company) as of December 31, 2009, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.  The consolidated financial statements of UTEC, Inc. as of December 31, 2008, were audited by other auditors whose report dated March 31, 2009, expressed an unqualified opinion on those statements.

We conduct our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of UTEC, Inc. (A Development Stage Company) as of December 31, 2009, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not yet established an ongoing source of revenue sufficient to cover its operating costs which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                                                                                             SADLER, GIBB AND ASSOCIATES, LLC

Salt Lake City, UT
April 13, 2010

UTEC, INC.
CONSOLIDATED BALANCE SHEETS
(A Development Stage Company)

	December 31, 2009	December 31, 2008
ASSETS
CURRENT ASSETS

Cash and cash equivalents	$9,453	$100

Total Current Assets	9,453	100

PROPERTY, PLANT AND EQUIPMENT, NET	328,427	111,457

OTHER ASSETS

Intangible assets, net	-	63,146
Deferred tax asset	-	170,800

Total Other Assets	-	233,946

ASSETS FROM DISCONTINUED OPERATIONS, NET	-	1,678,016

TOTAL ASSETS	$337,880	$2,023,519

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$350,716	$346,196
Accrued salary	200,000	-
Accounts payable to related parties	80,535	-
Loan payable	240	-

Total Current Liabilities	631,491	346,196

TOTAL LIABILITIES	631,491	346,196

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock - 1,000,000 authorized, $0.001 par value; 42,013 and 42,013 issued and outstanding, respectively	42	42
Common stock - 74,000,000 authorized, $0.001 par value; 34,118,159 and 51,968,159 issued and outstanding, respectively	34,118	51,968
Additional paid-in capital	2,639,115	2,149,515
Deficit accumulated during the development stage	(2,966,886)	(524,202)

Total Stockholders’ Equity (Deficit)	(293,611)	1,677,323
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$337,880	$2,023,519

The accompanying notes are an integral part of these financial statements.

UTEC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(A Development Stage Company)

			From Inception on April 30 2009 through December 31, 2009

	For the Year Ended December 31,
	2009	2008

REVENUES	$-	$-	$-
COST OF SALES	-	-	-
GROSS MARGIN	-	-	-

OPERATING EXPENSES

Amortization of deferred tax benefit	170,800	-	170,800
Impairment of intangible assets	121,242	-	121,242
General and administrative	729,550	3,462	729,550

Total Operating Expenses	1,021,592	3,462	1,021,592

LOSS FROM OPERATIONS	(1,021,592)	(3,462)	(1,021,592)

OTHER EXPENSE

Interest expense	-	-	-

LOSS BEFORE TAXES	(1,021,592)	(3,462)	(1,021,592)

Provision for income taxes	-	-	-

NET LOSS FROM CONTINUING OPERATIONS	(1,021,592)	(3,462)	(1,021,592)

Net income (loss) from discontinued operations	309,650	(201,448)	309,650
Loss on disposal of discontinued operations	(1,730,742)	-	(1,730,742)

Loss from discontinued operations, net of income taxes	(1,421,092)	(201,448)	(1,421,092)

NET LOSS	$(2,442,684)	$(204,910)	$(2,442,684)

BASIC LOSS PER SHARE FROM CONTINUING OPERATIONS	$(0.02)	$(0.00)
BASIC LOSS PER SHARE FROM DISCONTINUED OPERATION	(0.03)	(0.00)
TOTAL BASIC LOSS PER SHARE	$(0.05)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	47,361,310	52,538,590

The accompanying notes are an integral part of these financial statements.

UTEC, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(A Development Stage Company)

							Deficit
					Additional		Accumulated
	Preferred Stock		Common Stock		Paid-In	Treasury	During the
	Shares	Amount	Shares	Amount	Capital	Stock	Development Stage	Total

Balance, December 31, 2006	22,013	$22	25,917,159	$25,917	$-	$-	$(33,951)	$(8,012)

Common stock issued for acquisition at $0.08 per share	-	-	22,500,000	22,500	1,879,439	-	-	1,901,939

Common shares issued for finders fee at $0.001 per share	-	-	2,525,000	2,525	-	-	-	2,525

Preferred shares issued for acquisition at $0.001 per share	20,000	20	-	-	-	-	-	20

Common stock issued pursuant to employment stock grants at $0.06 per share	-	-	1,914,000	1,914	105,487	-	-	107,401

Common shares issued for intangible assets at $0.08 per share	-	-	850,000	850	70,750	-	-	71,600

Common shares issued for services at $0.45 per share	-	-	50,000	50	22,450	-	-	22,500

Capital contribution by shareholder	-	-	-	-	38,250	-	-	38,250

Net loss for the year ended December 31, 2007	-	-	-	-	-	-	(285,341)	(285,341)

Balance, December 31, 2007	42,013	$42	53,756,159	$53,756	$2,116,376	-	$(319,292)	$1,850,882

Cancelled share issued pursuant to employee stock grants	-	-	(1,898,000)	(1,898)	(105,485)	-	-	(107,383)

Common stock issued for cash at $0.38 per share	-	-	110,000	110	41,874	-	-	41,984

Option expense pursuant to employee option plan	-	-	-	-	96,750	-	-	96,750

Net loss for the year ended December 31, 2008	-	-	-	-	-	-	(204,910)	(204,910)

Balance, December 31, 2008	42,013	42	51,968,159	51,968	2,149,515	-	(524,202)	1,677,323

Option expense pursuant to employee option plan	-	-	-	-	401,250	-	-	401,250

Operational segment sold in exchange for common stock	-	-	(22,500,000)	(22,500)	22,500	-	-	-

Common stock issued for purchase of subsidiary at $0.01 per share	-	-	4,050,000	4,050	36,450	-	-	40,500

Common stock issued for cash at $0.05 per share	-	-	600,000	600	29,400	-	-	30,000

Net loss for the year ended December 31, 2009	-	-	-	-	-	-	(2,442,684)	(2,442,684)

Balance, December 31, 2009	42,013	$42	34,118,159	$34,118	$2,639,115	$-	$(2,966,886)	$(293,611)

The accompanying notes are an integral part of these financial statements.

UTEC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(A Development Stage Company)

			From Inception on April 30 2009 through December 31, 2009

	For the Year Ended December 31,
	2009	2008
OPERATING ACTIVITIES

Net loss	$(2,442,684)	$(204,910)	$(2,442,684)
Adjustments to Reconcile Net Loss to Net
Cash Used by Operating Activities:
Depreciation	312	-	312
Amortization of intangibles	2,803	4,212	2,803
Employee option grants issued	46,500	96,750	46,500
Cancellation of employee stock option shares	354,750	(107,383)	354,750
Impairment of intangible assets	121,242	-	121,242
Deferred tax asset	170,800	(65,200)	170,800
Changes in operating assets and liabilities:
Accounts payable to related parties	280,535	98,888	280,535
Accounts payable and accrued liabilities	(16,365)	-	(16,365)

Net Cash Used in Continuing Operating Activities	(1,482,107)	(177,643)	(1,482,107)
Net Cash Used in Discontinued Operating Activities	1,678,016	207,229	1,678,016
Net Cash Used in Operating Activities	195,909	29,586	195,909

INVESTING ACTIVITIES

Purchase of property and equipment	(216,556)	(71,570)	(216,556)

Net Cash Used in Continuing Investing Activities	(216,556)	(71,570)	(216,556)
Net Cash Used in Discontinued Investing Activities	-	-	-
Net Cash Used in Investing Activities	(216,556)	(71,570)	(216,556)

FINANCING ACTIVITIES

Proceeds from common stock	30,000	41,984	30,000

Net Cash Provided by Continuing Financing Activities	30,000	41,984	30,000
Net Cash Used in Discontinued Financing Activities	-	-	-
Net Cash Used in Financing Activities	30,000	41,984	30,000

NET DECREASE IN CASH	9,353	-	9,353
CASH AT BEGINNING OF PERIOD	100	-	100

CASH AT END OF PERIOD	$9,453	$-	$9,453

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Income taxes paid	$-	$-	$-
Interest paid	-	-	-

NON CASH FINANCING ACTIVITIES
Common stock issued for purchase of subsidiary	$40,500	$-	$40,500
Common stock cancelled	20,500	-	20,500

The accompanying notes are an integral part of these financial statements.

UTEC, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity
UTEC INC., formerly Lyon Capital Venture Corp., is a Nevada corporation organized on November 8, 1993 as a “For Profit” corporation for the purpose of engaging in any lawful activity.  The Company was in the development stage through December 31, 2006.  The year ended December 31, 2007, is the first year during which the Company is considered an operating company and was no longer considered in a development stage.  On January 10, 2007, the Company purchased 100% of the shares of UTEC Corporation, Inc.   In 2007, the Company licensed technology covering the use of cold plasma oxidizer technology for the destruction of solid and liquid hazardous chemicals and biologicals.  During 2007 and 2008, the Company worked to validate the technology and prepare a business plan for its commercialization.

In April 2009, the Company divested its commercial explosives development, analysis, testing and manufacturing business to eliminate the need to inject new capital into the Company to support this business, and concentrate on raising the funds necessary to commercialize its hazardous waste destruction business.  At this time, the Company re-entered the development stage.

Prior to the divestiture, the Company’s business was to offer state of the art testing and analysis to clients worldwide.  The Company operated a chemical research and development laboratory near Riverton, Kansas, which specialized in commercial explosives development and analysis. The Company also operated a destructive test facility near Hallowell, Kansas, which specialized in determining the detonating characteristics of commercial explosives.

On October 1, 2009 the Company entered into an agreement to purchase 100% of the outstanding shares of C2R Energy Commodities, Inc., a Nevada corporation, in exchange for 4,050,000 shares of the Company’s restricted common stock.  The Company wished to enter into this agreement as C2R owned certain intellectual property that the Company wished to acquire.

Development Stage Company Classification
Effective April 30, 2009, the Company has re-entered the development stage.  The Company divested its main revenue producing operations and since that date has not achieved significant revenue from its principle operations.

Accounting Method
The Company’s financial statements are prepared using the accrual method of accounting.  The Company has elected a December 31 year-end.

Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

UTEC, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments
As at December 31, 2009 and 2008, the fair value of cash and accounts and advances payable, including amounts due to and from related parties, approximate carrying values because of the short-term maturity of these instruments.

Cash and Cash Equivalents
For purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.  The Company at times may maintain a cash balance in excess of insured limits.

Property, Plant and Equipment
Property and equipment are stated at cost.  Amortization is to be computed using on a straight line basis over the estimated production life of the assets. Major additions and improvements are capitalized in the month following the month in which the assets or improvement are deemed to be placed in service. Maintenance and repairs are expensed as incurred. Upon disposition, the net book value is eliminated from the accounts, with the resultant gain or loss reflected in operations. Depreciation expense is computed on a straight-line basis over the estimate useful lives of the assets as follows:

Building and leasehold improvements:	10-25 years
Machinery and equipment:	10-15 years
Furniture and fixtures & transportation equipment:	3-7 years

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

Stock-based compensation
The Company adopted ASC 718 effective January 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of ASC 718.

Provision for Taxes
The Company applies ASC 740, which requires the asset and liability method of accounting for income taxes.  This method requires that the current or deferred tax consequences of all events recognized in the financial statements be measured by applying the provisions of enacted tax laws to determine the amount of taxes payable or refundable currently or in future years. Deferred tax assets are reviewed for recoverability and the Company records a valuation allowance to reduce its deferred tax assets when it is more likely than not that all or some portion of the deferred tax assets will not be recovered.

UTEC, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company adopted ASC 740, at the beginning of fiscal year 2008. This interpretation requires recognition and measurement of uncertain tax positions using a “more-likely-than-not” approach, requiring the recognition and measurement of uncertain tax positions. The adoption of ASC 740 had no material impact on the Company’s financial statements.

Basic Loss Per Share	For the Year Ended
	December 31, 2009	December 31, 2008
Loss from continuing operations (Numerator)	$(1,021,592)	$(3,462)
Loss from discontinued operations (Numerator)	(1,421,092)	(201,448)
Shares (Denominator)	47,361,310	52,538,590
Per share (continuing)	(0.02)	(0.00)
Per share (discontinued)	(0.03)	(0.00)
Per share (total)	$(0.05)	$(0.00)

The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements.

Recent Accounting Pronouncements
In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset de-recognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

UTEC, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 1:  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167. The Company does not expect the provisions of ASU 2009-17 to have a material effect on the financial position, results of operations or cash flows of the Company.

In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166. The Company does not expect the provisions of ASU 2009-16 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. This Accounting Standards Update amends the FASB Accounting Standard Codification for EITF 09-1. The Company does not expect the provisions of ASU 2009-15 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements. This update changed the accounting model for revenue arrangements that include both tangible products and software elements. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-14 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances that under existing US GAAP. This amendment has eliminated that residual method of allocation. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

UTEC, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 1:  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). It is effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The Company does not expect the provisions of ASU 2009-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

In July 2009, the FASB ratified the consensus reached by EITF (Emerging Issues Task Force) issued EITF No. 09-1, (ASC Topic 470) “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance” (“EITF 09-1”). The provisions of EITF 09-1, clarifies the accounting treatment and disclosure of share-lending arrangements that are classified as equity in the financial statements of the share lender. An example of a share-lending arrangement is an agreement between the Company (share lender) and an investment bank (share borrower) which allows the investment bank to use the loaned shares to enter into equity derivative contracts with investors. EITF 09-1 is effective for fiscal years that beginning on or after December 15, 2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. Share-lending arrangements that have been terminated as a result of counterparty default prior to December 15, 2009, but for which the entity has not reached a final settlement as of December 15, 2009 are within the scope. Effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009. The Company does not expect the provisions of EITF 09-1 to have a material effect on the financial position, results of operations or cash flows of the Company.

NOTE 2 - GOING CONCERN ASSUMPTION

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company does not have significant cash or other current assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern which raises substantial doubt regarding its ability to continue as a going concern.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

UTEC, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 2 - GOING CONCERN ASSUMPTION (CONTINUED)

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations.  The accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

NOTE 3 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2009, the Company has borrowed $80,535 from a related party to fund continuing operations.  This note bears no interest, is due on demand and in uncollateralized.

On June 1, 2009 the Company entered into an employment agreement with its CEO.  Under the agreement, the Company has agreed to pay $200,000 per year and a bonus of up to 50% of the annual pretax earnings before depreciation and amortization, subject to a maximum of $100,000.  As of December 31, 2009, the Company has accrued $200,000 of salary in conjunction with this agreement.  Unpaid salary does not accrued interest.

NOTE 4 - INTANGIBLE ASSETS

Intangible assets consist of the following at December 31, 2009 and December 31, 2008:

	2009	2008
Patent rights	$73,750	$71,570
Goodwill	58,899	-
Impairment of Goodwill	(58,899)	-
Accumulated amortization	(11,407)	(8,424)
Impairment of intangible assets	(62,343)	-
	$-	$63,146

As of December 31, 2009 and 2008, the Company has recognized $2,803 and $4,212 in amortization expense, respectively.  The patent rights are based upon the contractual agreement between the Company and Ceramatec, as described in Note 4.  On September 2, 2009 the contract with Ceramatec was cancelled due to nonperformance.  Accordingly, the assets associated with the contract were impaired and an impairment expenses was recorded as detailed in Note 7.

Effective February 1, 2007, the Company entered into a License and Supply Agreement with Ceramatec, Inc. of Salt Lake City, Utah for a world-wide exclusive royalty-free license to practice Cermatec’s Gild Arc Plasma Oxidizer technology for the destruction of solid and liquid hazardous chemicals and biologicals.

The Company recognized an intangible asset associated with this license and patent.  On September 2, 2009, this contract with Ceramatec was cancelled due to non-performance.  In conjunction with the cancellation of the contract, management has evaluated the intangible asset for impairment and has determined that with no contract in place, the asset no longer has an economic value to the Company.  Accordingly, the Company has impaired the entire carrying value of the asset and recognized an impairment of intangible asset expense of $60,343.

UTEC, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost.  Depreciation is computed over the estimated life of the assets. Depreciation expense for the years ended December 31, 2009 and 2008 amounted to $312 and  $-0-, respectively.  Gains from losses on sales and disposals are included in the statements of operations.  Maintenance and repairs are charged to expense as incurred.  As of December 31, 2009 and 2008 property and equipment consisted of the following:

	2009	2008
Office equipment	$3,740	$-
Machinery & equipment	216,556	-
Construction in progress	111,457	111,457
Accumulated depreciation	(3,326)	-
Total	$328,427	$111,457

NOTE 6 - COMMON STOCK

The Company has 1,000,000 preferred shares authorized at a par value of $0.001 and 74,000,000 common shares authorized at par value of $0.001.  As of December 31, 2009 the Company has 42,013 shares of preferred stock and 34,118,159 shares of common stock issued and outstanding.  The following is a list of all sales of common the Company’s common stock for the year ended December 31, 2009 and 2008:

In March 2008, the Company cancelled 1,898,000 shares issued as part of the employees’ stock plan.

During February and April of 2008 the Company sold a total of 110,000 shares of common stock at an average price of $0.38 per share for total proceeds of $41,984.

In April 2009, the Company sold its commercial explosives development, analysis, testing and manufacturing business in a non-cash transaction to a related party in exchange for stock in the Company totaling 22,500,000 shares.  The stock was cancelled in July of 2009.

On October 10, 2009, the Company issued 4,050,000 shares of restricted common stock in exchange for all the shares issued and outstanding of C2R Energy Commodities Inc. valued at $0.01 per share.

On October 20, 2009 the Company sold 600,000 shares of restricted common stock for $0.05 per share for total proceeds of $30,000.

NOTE 7 – ACQUISITION

On October 1, 2009 the Company entered into an agreement to purchase 100% of the outstanding shares of C2R Energy Commodities, Inc., a Nevada corporation in exchange for 4,050,000 shares of the Company’s restricted common stock.

UTEC, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 7 – ACQUISITION (CONTINUED)

As part of this transaction, the Company recognized a purchase price of $40,500, which comprised of the following components:

Property, plant and equipment, net	$725
Intangible assets	2,000
Goodwill	58,899
Net liabilities acquired	(21,124)
Purchase price	$40,500

On December 31, 2009, the Company evaluated the carrying value of its intangible assets, including goodwill.  Due to the Company’s current net loss position and uncertainty of cash flow, the Company impaired all intellectual property and goodwill.  This resulted in an impairment expense of $58,899.

NOTE 8 – DISCONTINUED OPERATIONS

In April 2009, the Company sold its commercial explosives development, analysis, testing and manufacturing business in a non-cash transaction to a related party in exchange for stock in the Company totaling 22,500,000 shares.  The stock was cancelled in July of 2009.  A breakdown of the loss associated with the discontinued operations is presented in the table below.

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008
Income	$1,039,595	$2,237,601
Cost of Goods Sold	353,544	563,780
Operating expenses	376,401	1,875,269
Net Operating Income (Loss)	309,650	(201,448)
Loss on disposal of assets	(1,730,742)	-
Net loss	$(1,421,092)	$(201,448)

NOTE 9 - CONTRACTUAL OBLIGATIONS

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

UTEC, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 9 - CONTRACTUAL OBLIGATIONS (CONTINUED)

The shares to Ceramatec were provided for item (i), the license. The support and supply agreement (i & ii) were included in the supply agreement and payments made to Ceramatec to purchase the equipment and units specified in the agreement.

During the term of the License, the Company was obligated to purchase plasma oxidizer units from Ceramatec in order to maintain exclusivity under the license agreement. The Company’s minimum obligations under this purchase arrangement are $100,000 in 2008, $200,000 in 2009 and $600,000 for each remaining year of the agreement. If the minimum purchase requirement is not met for any year, the license grant of this agreement shall automatically convert from exclusive to nonexclusive for the remainder of the term of the agreement.

On September 30, 2009, this contract with Ceramatec was cancelled.  As of September 30, 2009, the Company had not made any purchases from Ceramatec against the minimum obligations for 2009, and the Company owed Ceramatec $111,457 with respect to purchased equipment during 2008 which is included in accounts payable and accrued liabilities.

NOTE 10 - EMPLOYEE STOCK PLAN

Effective March 26, 2008 the restricted shares issued pursuant to the Employee Stock Ownership Plan dated January 11, 2007 were cancelled in their entirety, except for 16,000 which were misplaced by the employee and are to be cancelled in a timely manner.  The Plan has since been rescinded.

In its place each employee signed an Employee Stock Option Plan dated March 26, 2008. The plan contained no provision for vesting and each employee could exercise their rights to purchase shares at the strike price of $0.25 on the plan date.  The unexercised options originally terminated at the end of five years or upon the employee being terminated from the Company, whichever was earlier.  During 2009, this plan was cancelled and all options issued pursuant to it were cancelled in their entirety.  No plan was adopted in its place.  In conjunction with this cancellation, the Company followed the provisions of ASC 718-35-9 and recorded the remaining $354,750 of unamortized expense associated with these options, which was recorded as part of General & Administrative Expense.

On March 29, 2009 stock options totaling 4,650,000 of its $0.001 par value common stock to key employees, consultants and officers and directors in a non-qualified stock option plan with a conversion period of 10 years, at a conversion price of $0.01 for past fully completed services.  Using the Black-Scholes method of valuing the options detailed above, the options were valued using the following assumptions:

FYE 2009
Expected volatility	679.24%
Expected dividends	0.00
Expected term (in years)	10.00
Risk-free rate	3.21%

UTEC, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 10 – EMPLOYEE STOCK PLAN (CONTINUED)

These values used in the Black-Scholes model yield a total compensation expense of $46,500 which was recognized immediately and is recorded as part of General & Administrative expense.  A summary of the status of the Company’s non-vested stock options as of December 31, 2009 is presented below.

		Wtd. Avg.
		Grant Date
Non-Vested Options	Options	Fair Value
Non-vested January 1, 2009	-	$0.00
Granted	46,500,000	0.01
Vested	46,500,000	0.01
Forfeited	-	0.00
Non-vested December 31, 2009	-	$0.00

NOTE 11 – INCOME TAXES

No provision has been made in the financial statements for income taxes because the Company has accumulated losses from operations since inception.  Any deferred tax benefit arising from the operating loss carried forward is offset entirely by a valuation allowance since it is currently not likely that the Company will be significantly profitable in the near future to take advantage of the losses.  The provision for income taxes consists of the following:

	Years Ended December 31,
	2009	2008
Current taxes	$(952,647)	$(79,915)
Stock compensation expense	156,488	(4,147)
Accrued salaries	78,000
Impairment of intangible assets	47,284	-
Impairment of tax asset	66,612	-
Valuation allowance	604,263	84,062
Total provision for income taxes	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2009 and 2008 due to the following:

UTEC, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 11 – INCOME TAXES (CONTINUED)

	Years Ended December 31,
	2009	2008

Loss carryforwards (expire through 2029)	$1,157,086	$204,439
Stock compensation expense	(203,635)	(47,499)
Accrued salaries	(78,000)
Impairment of intangible assets	(47,284)	-
Impairment of tax assest	(66,612)	-
Total Gross Deferred Tax Asset	761,555	156,940
Valuation allowance	(761,555)	(156,940)
Net Deferred Tax Assets	-	-
Deferred Tax Liabilities	-	-
Net Deferred Taxes	$-	$-

At December 31, 2009, the Company had net operating loss carry forwards of approximately $2,151,801 that may be offset against future taxable income through 2030.  The Company adopted the provisions of ASC 740 at the beginning of fiscal year 2008. As a result of this adoption, the Company has not made any adjustments to deferred tax assets or liabilities. The Company did not identify any material uncertain tax positions on returns that have been filed or that will be filed. The Company has not had operations resulting in net income and is carrying a large Net Operating Loss as disclosed above.  Since it is not thought that this Net Operating Loss will ever produce a tax benefit, even if examined by taxing authorities and disallowed entirely, there would be no effect on the financial statements.

NOTE 12 - SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report, and there are no material subsequent events to report.