Form 10-Q
period 2010-03-31
UTEC, INC.
filed 2010-05-17
CIK 1386018

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  ☒    No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of April 30, 2010, the Company had 33,560,172 issued and outstanding shares of its common stock.

PART I — FINANCIAL INFORMATION

The accompanying interim unaudited financial statements of UTEC, Inc. (a Nevada corporation) are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company’s most recent annual financial statements for the year ended December 31, 2009 included in a 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on April 14, 2010. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying interim financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying interim financial statements for the three months ended March 31, 2010 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2010.

UTEC, INC.

Consolidated Financial Statements

March 31, 2010 and December 31, 2009

UTEC, INC.
(A Development Stage Company)
Consolidated Balance Sheets

	March 31,	December 31,
	2010	2009
	(Unaudited)

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$4,295	$9,453

Total Current Assets	4,295	9,453

PROPERTY, PLANT AND EQUIPMENT, NET	328,115	328,427

TOTAL ASSETS	$332,410	$337,880

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$355,635	$350,716
Accrued salary	250,000	200,000
Accounts payable to related parties	80,300	80,535
Loan payable	240	240

Total Current Liabilities	686,175	631,491

TOTAL LIABILITIES	686,175	631,491

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock - 1,000,000 authorized, $0.001 par value;
42,013 and 42,013 issued and outstanding, respectively	42	42
Common stock - 74,000,000 authorized, $0.001 par value;
34,118,159 and 34,118,159 issued and outstanding, respectively	34,118	34,118
Additional paid-in capital	2,639,115	2,639,115

Deficit accumulated during the development stage	(3,027,040)	(2,966,886)

Total Stockholders’ Equity (Deficit)	(353,765)	(293,611)
TOTAL LIABILITIES AND STOCKHOLDERS’
EQUITY (DEFICIT)	$332,410	$337,880

The accompanying notes are an integral part of these financial statements.

UTEC, INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

			From Inception
			on April 30 2009
	For the Three Months Ended		through
	March 31,		March 31,
	2010	2009	2010

REVENUES	$-	$-	$-
COST OF SALES	-	-	-
GROSS MARGIN	-	-	-

OPERATING EXPENSES

Amortization of deferred tax benefit	-	-	170,800
Impairment of intangible assets	-	-	121,242
General and administrative	60,045	95,233	789,595

Total Operating Expenses	60,045	95,233	1,081,637

LOSS FROM OPERATIONS	(60,045)	(95,233)	(1,081,637)

OTHER EXPENSE

Interest expense	(109)	-	(109)

LOSS BEFORE TAXES	(60,154)	(95,233)	(1,081,746)

Provision for income taxes	-	-	-

NET LOSS FROM CONTINUING OPERATIONS	(60,154)	(95,233)	(1,081,746)

Net income (loss) from discontinued operations	-	(376,402)	309,650
Loss on disposal of discontinued operations	-		(1,730,742)

Loss from discontinued operations, net of income taxes	-	(376,402)	(1,421,092)

NET LOSS	$(60,154)	$(471,635)	$(2,502,838)

BASIC LOSS PER SHARE FROM CONTINUING OPERATIONS	$(0.00)	$(0.00)
BASIC LOSS PER SHARE FROM DISCONTINUED OPERATIONS	-	(0.01)
TOTAL BASIC LOSS PER SHARE	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	34,118,159	52,538,590

The accompanying notes are an integral part of these financial statements.

UTEC, INC.
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)

						Deficit
						Accumulated
					Additional	During the
	Preferred Stock		Common Stock		Paid-In	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total
Balance, December 31, 2006	22,013	$22	25,917,159	$25,917	$-	$(33,951)	$(8,012)
Common stock issued for acquisition at $0.08 per share	-	-	22,500,000	22,500	1,879,439	-	1,901,939
Common shares issued for finders fee at $0.001 per share	-	-	2,525,000	2,525	-	-	2,525
Preferred shares issued for acquisition at $0.001 per share	20,000	20	-	-	-	-	20
Common stock issued pursuant to employment stock grants at $0.06 per share	-	-	1,914,000	1,914	105,487	-	107,401
Common shares issued for intangible assets at $0.08 per share	-	-	850,000	850	70,750	-	71,600
Common shares issued for services at $0.45 per share	-	-	50,000	50	22,450	-	22,500
Capital contribution by shareholder	-	-	-	-	38,250	-	38,250
Net loss for the year ended December 31, 2007	-	-	-	-	-	(285,341)	(285,341)

Balance, December 31, 2007	42,013	$42	53,756,159	$53,756	$2,116,376	$(319,292)	$1,850,882

Cancelled share issued pursuant to employee stock grants	-	-	(1,898,000)	(1,898)	(105,485)	-	(107,383)
Common stock issued for cash at $0.38 per share	-	-	110,000	110	41,874	-	41,984
Option expense pursuant to employee option plan	-	-	-	-	96,750	-	96,750
Net loss for the year ended December 31, 2008	-	-	-	-	-	(204,910)	(204,910)

Balance, December 31, 2008	42,013	42	51,968,159	51,968	2,149,515	(524,202)	1,677,323

Option expense pursuant to employee option plan	-	-	-	-	401,250	-	401,250
Operational segment sold in exchange for common stock	-	-	(22,500,000)	(22,500)	22,500	-	-
Common stock issued for purchase of subsidiary at $0.01 per share	-	-	4,050,000	4,050	36,450	-	40,500
Common stock issued for cash at $0.05 per share	-	-	600,000	600	29,400	-	30,000
Net loss for the year ended December 31, 2009	-	-	-	-	-	(2,442,684)	(2,442,684)

Balance, December 31, 2009	42,013	42	34,118,159	34,118	2,639,115	(2,966,886)	(293,611)
Net loss for the three months ended March 31, 2010 (unaudited)	-	-	-	-	-	(60,154)	(60,154)

Balance, March 31, 2010 (unaudited)	42,013	$42	34,118,159	$34,118	$2,639,115	$(3,027,040)	$(353,765)

The accompanying notes are an integral part of these financial statements.

UTEC, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	From Inception on April 30 2009
	For the Three Months Ended		through
	March 31,		March 31,
	2010	2009	2010
OPERATING ACTIVITIES
Net loss	$(60,154)	$(471,635)	$(2,502,838)
Adjustments to Reconcile Net Loss to Net
Cash Used by Operating Activities:
Depreciation	312	-	624
Amortization of intangibles	-	698	2,803
Employee option grants issued	-	32,250	46,500
Cancellation of employee stock option shares	-	-	354,750
Impairment of intangible assets	-	-	121,242
Deferred tax asset	-	-	170,800
Changes in operating assets and liabilities:
Accounts payable to related parties	(235)	-	280,300
Accounts payable and accrued liabilities	54,919	(194,739)	38,554
Net Cash Used in Continuing Operating Activities	(5,158)	(633,426)	(1,487,265)
Net Cash Used in Discontinued Operating Activities	-	633,326	1,678,016
Net Cash Used in Operating Activities	(5,158)	(100)	190,751

INVESTING ACTIVITIES
Purchase of property and equipment	-	-	(216,556)
Net Cash Used in Continuing Investing Activities	-	-	(216,556)
Net Cash Used in Discontinued Investing Activities	-	-	-
Net Cash Used in Investing Activities	-	-	(216,556)

FINANCING ACTIVITIES
Proceeds from common stock	-	-	30,000
Net Cash Provided by Continuing Financing Activities	-	-	30,000
Net Cash Used in Discontinued Financing Activities	-	-	-
Net Cash Used in Financing Activities	-	-	30,000

NET DECREASE IN CASH	(5,158)	(100)	4,195
CASH AT BEGINNING OF PERIOD	9,453	100	100
CASH AT END OF PERIOD	$4,295	$-	$4,295

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Income taxes paid	$-	$-	$-
Interest paid	-	-	-
NON CASH FINANCING ACTIVITIES:
Common stock issued for purchase of subsidiary	$-	$-	$40,500
Common stock cancelled	-	-	20,500

UTEC, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2010 and December 31, 2009

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2009 audited financial statements.  The results of operations for the period ended March 31, 2010 is not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

UTEC, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2010 and December 31, 2009

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 4 – RELATED PARTY TRANSACTIONS

Through March 31, 2010, the Company has borrowed $80,300 from a related party to fund continuing operations.  This note bears no interest, is due on demand and in uncollateralized.

On June 1, 2009 the Company entered into an employment agreement with its CEO.  Under the agreement, the Company has agreed to pay $200,000 per year and a bonus of up to 50% of the annual pretax earnings before depreciation and amortization, subject to a maximum of $100,000.  As of March 31, 2010 and December 31, 2009, the Company has accrued $250,000, and $200,000 of salary in conjunction with this agreement.  Unpaid salary does not accrue interest.

NOTE 5 - SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and there are no material subsequent events to report.

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

Expenses

Expenses from continuing operations for the three month period ended March 31, 2010 and 2009 were $60,154 and $95,233.  The majority of the remaining expenses are composed of $50,000 and $59,363 in compensation to officers of the Company for the three months ended March 31, 2010 and 2009, respectively.

Discontinued Operations

In April 2009, the Company sold its commercial explosives development, analysis, testing and manufacturing business (“Legacy Business”) in a non-cash transaction to a related party in exchange for stock in the Company totaling 22,500,000 shares.  The stock was cancelled in July of 2009.

A breakdown of the loss associated with the discontinued is presented in the table below.

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Income	-	1,039,595
Cost of Goods Sold	-	353,544
Operating expenses	-	376,402
Net Operating Income (Loss)	-	309,649
Loss on disposal of assets	-	-
Tax benefit at 34%	-	-
Net income (loss)	-	309,649

Liquidity and Capital Resources

As of March 31, 2010, the company had $4,295 cash on hand.  During 2008 and 2009, cash flows from the legacy business, supplemented with short-term borrowings from related parties, was used to support the waste destruction business development program. Following a general business review at the end of 2008, management has determined that the legacy business cannot support both its ongoing operations as well as the development of the waste destruction business on its operations alone.   Consequently, the board of directors, in consultation with management and major shareholders, took the following step. In April 2009, the Company sold its commercial explosives development, analysis, testing and manufacturing business (“Legacy Business”) in a non-cash transaction to a related party in exchange for stock in the Company totaling 22,500,000 shares.  The stock was cancelled in July of 2009.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4T. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to UTEC management as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2010, due to a lack of segregation of duties.

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

UTEC, INC.

May 15, 2010	/s/ Fortunato Villamagna
Fortunato Villamagna, Director & CEO,