Form 10-Q
period 2010-06-30
UTEC, INC.
filed 2010-08-23
CIK 1386018

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [ X]          No.  [  ]

Indicate by checkmark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[  ]  Yes                                [X]           No (Not Required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in rule 12b-2 of the Exchange Act.

Large accelerated filer  [  ]      Accelerated Filer    [  ]      Non-accelerated filer    [  ]      (Do not check if a smaller reporting company) Smaller reporting company[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  [X]   No  [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

As of July 25, 2010, the Company had 33,560,172 issued and outstanding shares of its common stock.

PART I — FINANCIAL INFORMATION

The accompanying interim unaudited financial statements of UTEC, Inc. (a Nevada corporation) are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the year ended December 31, 2009 included in a 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on April 14, 2010. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying interim financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying interim financial statements for the six months ended June 30, 2010 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2010.

UTEC, INC.

Consolidated Financial Statements

June 30, 2010 and December 31, 2009

UTEC, INC.
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)

ASSETS

	June 30,	December 31,
	2010	2009
	(Unaudited)
CURRENT ASSETS

Cash and cash equivalents	$212	$9,453

Total Current Assets	212	9,453

PROPERTY, PLANT AND EQUIPMENT, NET	328,013	328,427

TOTAL ASSETS	$328,225	$337,880

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$123,199	$350,716
Accrued salary	-	200,000
Accounts payable to related parties	99,666	80,535
Loan payable	240	240

Total Current Liabilities	223,105	631,491

TOTAL LIABILITIES	223,105	631,491

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock - 1,000,000 authorized, $0.001 par value;
42,013 and 42,013 issued and outstanding, respectively	42	42
Common stock - 74,000,000 authorized, $0.001 par value;
34,118,159 and 34,118,159 issued and outstanding, respectively	34,118	34,118
Additional paid-in capital	3,137,547	2,639,115
Deficit accumulated during the development stage	(3,066,587)	(2,966,886)

Total Stockholders' Equity (Deficit)	105,120	(293,611)
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$328,225	$337,880

The accompanying notes are an integral part of these financial statements.

UTEC, INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

					From Inception
					on April 30, 2009
	For the Three Months Ended		For the Six Months Ended		through
	June 30,		June 30,		June 30,
	2010	2009	2010	2009	2010
REVENUES	$-	$-	$-	$-	$-
COST OF SALES	-	-	-	-	-
GROSS MARGIN	-	-	-	-	-
OPERATING EXPENSES
Amortization of deferred tax benefit	-	-	-	-	170,800
Impairment of intangible assets	-	-	-	-	121,242
Salaries and wages	33,224	-	83,333	-	283,224
General and administrative	6,214	39,596	16,259	84,828	545,918
Total Operating Expenses	39,438	39,596	99,592	84,828	1,121,184
LOSS FROM OPERATIONS	(39,438)	(39,596)	(99,592)	(84,828)	(1,121,184)
OTHER EXPENSE
Interest expense	(109)	-	(109)	-	(109)
LOSS BEFORE TAXES	(39,547)	(39,596)	(99,701)	(84,828)	(1,121,293)
Provision for income taxes	-	(86,700)	-	(170,800)	-
NET LOSS FROM CONTINUING OPERATIONS	(39,547)	(126,296)	(99,701)	(255,628)	(1,121,293)
Net income (loss) from discontinued operations	-	(33,950)	-	225,698	309,650
Loss on disposal of discontinued operations	-	(1,730,742)	-	(1,730,742)	(1,730,742)
Loss from discontinued operations,
net of income taxes	-	(1,764,692)	-	(1,505,044)	(1,421,092)
NET LOSS	$(39,547)	$(1,890,988)	$(99,701)	$(1,760,672)	$(2,542,385)
BASIC LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.01)
FROM CONTINUING OPERATIONS
BASIC LOSS PER SHARE	-	(0.04)	-	(0.03)
FROM DISCONTINUED OPERATIONS
TOTAL BASIC LOSS PER SHARE	$(0.00)	$(0.05)	$(0.00)	$(0.04)
WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	34,118,159	40,718,159	34,118,159	44,468,159

The accompanying notes are an integral part of these financial statements.

UTEC, INC.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)
(Unaudited)

						Deficit
					Additional	Accumulated
	Preferred Stock		Common Stock		Paid-In	During the
	Shares	Amount	Shares	Amount	Capital	Development Stage	Total
Balance, December 31, 2006	22,013	$22	25,917,159	$25,917	$-	$(33,951)	$(8,012)

Common stock issued for acquisition
at $0.08 per share	-	-	22,500,000	22,500	1,879,439	-	1,901,939
Common shares issued for finders
fee at $0.001 per share	-	-	2,525,000	2,525	-	-	2,525
Preferred shares issued for acquisition
at $0.001 per share	20,000	20	-	-	-	-	20
Common stock issued pursuant to employment
stock grants at $0.06 per share	-	-	1,914,000	1,914	105,487	-	107,401
Common shares issued for intangible assets
at $0.08 per share	-	-	850,000	850	70,750	-	71,600
Common shares issued for services
at $0.45 per share	-	-	50,000	50	22,450	-	22,500
Capital contribution by shareholder	-	-	-	-	38,250	-	38,250
Net loss for the year ended
December 31, 2007	-	-	-	-	-	(285,341)	(285,341)

Balance, December 31, 2007	42,013	$42	53,756,159	$53,756	$2,116,376	$(319,292)	$1,850,882

Cancelled share issued pursuant to
employee stock grants	-	-	(1,898,000)	(1,898)	(105,485)	-	(107,383)
Common stock issued for cash
at $0.38 per share	-	-	110,000	110	41,874	-	41,984
Option expense pursuant to employee
option plan	-	-	-	-	96,750	-	96,750
Net loss for the year ended
December 31, 2008	-	-	-	-	-	(204,910)	(204,910)

Balance, December 31, 2008	42,013	42	51,968,159	51,968	2,149,515	(524,202)	1,677,323

The accompanying notes are an integral part of these financial statements.

UTEC, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

						Deficit
					Additional	Accumulated
	Preferred Stock		Common Stock		Paid-In	During the
	Shares	Amount	Shares	Amount	Capital	Development Stage	Total
Balance, December 31, 2008	42,013	42	51,968,159	51,968	2,149,515	(524,202)	1,677,323

Option expense pursuant to employee
option plan	-	-	-	-	401,250	-	401,250
Operational segment sold in exchange
for common stock	-	-	(22,500,000)	(22,500)	22,500	-	-
Common stock issued for purchase
of subsidiary at $0.01 per share	-	-	4,050,000	4,050	36,450	-	40,500
Common stock issued for cash
at $0.05 per share	-	-	600,000	600	29,400	-	30,000
Net loss for the year ended
December 31, 2009	-	-	-	-	-	(2,442,684)	(2,442,684)

Balance, December 31, 2009	42,013	42	34,118,159	34,118	2,639,115	(2,966,886)	(293,611)

Contributed capital (unaudited)	-	-	-	-	498,432	-	498,432
Net loss for the six months ended
June 30, 2010 (unaudited)	-	-	-	-	-	(99,701)	(99,701)

Balance, June 30, 2010 (unaudited)	42,013	$42	34,118,159	$34,118	$3,137,547	$(3,066,587)	$105,120

The accompanying notes are an integral part of these financial statements.

UTEC, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			From Inception
			on April 30 2009
	For the Six Months Ended		through
	June 30,		June 30,
	2010	2009	2010
OPERATING ACTIVITIES
Net loss	$(99,701)	$(1,760,672)	$(2,542,385)
Adjustments to Reconcile Net Loss to Net
Cash Used by Operating Activities:
Depreciation	3,740	-	4,052
Amortization of intangibles	-	10,356	2,803
Employee option grants issued	-	66,200	46,500
Cancellation of employee stock option shares	-	-	354,750
Impairment of intangible assets	-	-	121,242
Deferred tax asset	-	-	170,800
Changes in operating assets and liabilities:
Accounts payable to related parties	19,131	40,000	299,666
Accounts payable and accrued liabilities	70,915	20,360	54,550

Net Cash Used in Continuing Operating Activities	(5,915)	(1,623,756)	(1,488,022)
Net Cash Used in Discontinued Operating Activities	-	1,623,756	1,678,016
Net Cash Used in Operating Activities	(5,915)	-	189,994

INVESTING ACTIVITIES
Purchase of property and equipment	(3,326)	-	(216,556)

Net Cash Used in Continuing Investing Activities	(3,326)	-	(216,556)
Net Cash Used in Discontinued Investing Activities	-	-	-
Net Cash Used in Investing Activities	(3,326)	-	(216,556)

NET INCREASE (DECREASE) IN CASH	(9,241)	-	(26,562)
CASH AT BEGINNING OF PERIOD	9,453	-	100
CASH AT END OF PERIOD	$212	$-	$(26,462)

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Income taxes paid	$-	$-	$-
Interest paid	-	-	-

NON CASH FINANCING ACTIVITIES:
Common stock issued for purchase of subsidiary	$-	$-	$40,500
Common stock cancelled	-	-	20,500
Contributed capital from forgiveness
of debt of a related party	498,432	-	20,500

The accompanying notes are an integral part of these financial statements.

UTEC, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2010 and December 31, 2009

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2009 audited financial statements.  The results of operations for the period ended June 30, 2010 is not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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
June 30, 2010 and December 31, 2009

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

NOTE 4 – RELATED PARTY TRANSACTIONS

Through June 30, 2010, the Company has borrowed $80,300 from a related party to fund continuing operations.  This note bears no interest, is due on demand and in uncollateralized.

On June 1, 2009 the Company entered into an employment agreement with its CEO.  Under the agreement, the Company has agreed to pay $200,000 per year and a bonus of up to 50% of the annual pretax earnings before depreciation and amortization, subject to a maximum of $100,000.  As of June 30, 2010 and December 31, 2009, the Company has accrued $250,000, and $200,000 of salary in conjunction with this agreement.  Unpaid salary does not accrue interest.

On May 21, 2010 the Company accepted the resignations of Fortunato Villamagna and David Taylor. On the same date, David Taylor forgave all debts owed by the Company to Mr. Taylor both personally and on behalf of Energetic Systems LLC.  On the same date, Fortunato Villamagna forgave all debts owed by the Company to Dr. Villamagna.  Both Mr. Taylor and Dr. Villamagna agreed to hold the Company harmless.

UTEC, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2010 and December 31, 2009

On July 30, 2010, the Board of Directors of the Company appointed Bill Herndon and Paul Liebman to serve on the Board of Directors of the Company.
Bill Herndon has over 20 years of experience in all phases of the oil and gas industry including capital investment and analysis, project management and structuring, acquisition and development of oil and gas wells, exploration and drilling and completion management.  His family has been in the oil and gas industry since the 1930’s, mainly operating in Oklahoma, Kansas and Texas.  Mr. Herndon is the sole member of Jett Rink Oil, LLC.  Since December 2005 Mr. Herndon has been the President and sole member of Tiger Oil and Gas, LLC.  In 1990 Mr. Herndon participated in the wildcat play called State Line Field in Kansas.  The field has produced over one million barrels of oil to date.  He has raised over $25 million since 2007 from hedge funds and industry partners for various production acquisitions, in-field drilling programs, and new oil and gas development projects.  Mr. Herndon has also managed the leasing of over 100,000 acres in the last two years for 12 different projects and conducted seismic programs for approximately 80,000 acres on these projects in addition to managing the initial drilling programs on these projects.  Mr. Herndon successfully funded the acquisition of a field with industry groups and working interest partners that has produced out of multiple zones with total cumulative production of 3,500,00 barrels of oil and 40 billion cubic feet of gas.  The field is currently producing 40 barrels of oil per day and 300,000 mcf per day.  Mr. Herndon received a Bachelors Degree in Business from Wichita State University.  Mr. Herndon’s strong business skills and experience in the oil and gas industry will be of particular value to the Board of Directors.

Paul Liebman has over 20 years of management, finance and marketing experience and has managed large proactive sales teams. Mr. Liebman is currently an Executive Director at Oppenheimer & Co., New York and has served as a First Vice President with the Portfolio and Wealth Management Division at Morgan Stanley Smith Barney, New York for ten years. His clientele are some of the largest institutions throughout the world, representing assets from $500 million to more than $85 billion. Mr. Liebman has successfully grown major nationwide businesses through strategic planning and innovative marketing and sales programs. Mr. Liebman is a proven, skilled executive with experience in leading  fast-growing companies in many industries. Mr. Liebman co-founded ERA Aleet Realty Inc. where he grew the company from a start-up to over $100 million in property sales. These sales represented over $5 million in annual revenue in less than 24 months with a staff of over 105 employees. Mr. Liebman served as President of Allied Referral and Relocation Inc. where he conducted daily business with many leading Fortune 500 companies.  Mr. Liebman holds a Bachelor of Science Degree from The University of Maryland in Urban Studies and minors in both Finance and Marketing.  Mr. Liebman’s management, finance and marketing experience will provide valuable expertise to the Board of Directors
Bill Herndon is the sole member of Jett Rink.  Mr. Herndon and Jett Rink are parties to the Exchange Agreement described in Item 1.01 above, pursuant to which at the closing of the Exchange Agreement Mr. Herndon will receive approximately 10,000,000 shares of the Company’s Common Stock.  There are no related party transactions between the Company and Mr. Liebman that are reportable under Item 404(a) of Regulation S-K.

Neither Mr. Herndon nor Mr. Liebman have previously held any positions with the Company.  Neither Mr. Herndon nor Mr. Liebman have any family relationships with any director or executive officer of the Company, or persons nominated or chosen by the Company to become directors or executive officers.  Neither Mr. Herndon nor Mr. Liebman have been named at the time of this Current Report, to any committee of the Board of Directors.

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

On July 29, 2010, UTEC, Inc., a Nevada corporation (the “Company”), entered into an Exchange Agreement (the “Exchange Agreement”) with Jett Rink Oil, LLC, a Kansas limited liability company (“Jett Rink”) and Bill Herndon, the sole member of Jett Rink, pursuant to which the Company agreed to acquire from Bill Herndon all of the membership interest in Jett Rink in exchange for approximately 10,000,000 shares of the Company’s Common Stock.  Jett Rink is involved in the business relating to the exploration, development and production of oil and gas in the United States.

The Company expects to chang e the Exchange Agreement to a Merger agreement at the closing of which Jett Rink will cease to exist and the Company will be the surviving entity  having  acquired the business and operations of Jett Rink.

The Merger Agreement  will contains customary representations, warranties, and conditions to closing. The closing of the Merger Agreement will be subject to the satisfaction of certain pre-closing conditions, including (i) changing the name of the Company to “Tiger Oil and Energy, Inc.,” (ii) the cancellation of all of the 4,650,000 outstanding options that have been granted to the Company’s key employees, consultants, officers and directors pursuant to the Company’s non-qualified stock option plan, and (iii) completion of audited financial statements of Jett Rink, among others.

Revenues

Revenues from continuing operations for the year ended December 31, 2009 were $-0.  The Company divested all assets that generated revenue in the period ended June 30, 2009 as part of the sale of the legacy business.

Expenses

Expenses from continuing operations for the six month period ended June 30, 2010 and 2009 were $60,154 and $95,233.  The majority of the remaining expenses are composed of $50,000 and $59,363 in compensation to officers of the Company for the six months ended June 30, 2010 and 2009, respectively.

Discontinued Operations

In April 2009, the Company sold its commercial explosives development, analysis, testing and manufacturing business (“Legacy Business”) in a non-cash transaction to a related party in exchange for stock in the Company totaling 22,500,000 shares.  The stock was cancelled in July of 2009.

A breakdown of the loss associated with the discontinued is presented in the table below.

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Income	-	1,039,595
Cost of Goods Sold	-	353,544
Operating expenses	-	376,402
Net Operating Income (Loss)	-	309,649
Loss on disposal of assets	-	-
Tax benefit at 34%	-	-
Net income (loss)	-	309,649

Liquidity and Capital Resources

As of June 30, 2010, the company had $4,295 cash on hand.  During 2008 and 2009, cash flows from the legacy business, supplemented with short-term borrowings from related parties, was used to support the waste destruction business development program. Following a general business review at the end of 2008, management has determined that the legacy business cannot support both its ongoing operations as well as the development of the waste destruction business on its operations alone.   Consequently, the board of directors, in consultation with management and major shareholders, took the following step. In April 2009, the Company sold its commercial explosives development, analysis, testing and manufacturing business (“Legacy Business”) in a non-cash transaction to a related party in exchange for stock in the Company totaling 22,500,000 shares.  The stock was cancelled in July of 2009.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4T. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to UTEC management as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2010, due to a lack of segregation of duties.

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
On May 21, 2010 the Company accepted the resignations of Fortunato Villamagna and David Taylor from the Board of Directors and as Officers of the Company. On the same date, David Taylor forgave all debts owed by the Company to Mr. Taylor both personally and on behalf of Energetic Systems LLC.  On the same date, Fortunato Villamagna forgave all debts owed by the Company to Dr. Villamagna.  Both Mr. Taylor and Dr. Villamagna agreed to hold the Company harmless.

On May 21, 2010 the Board of Directors elected Kenneth B. Liebscher as President/CEO and Howard Bouch as Secretary /CFO.

On July 30, 2010, the Board of Directors of the Company appointed Bill Herndon and Paul Liebman to serve on the Board of Directors of the Company.
Bill Herndon has over 20 years of experience in all phases of the oil and gas industry including capital investment and analysis, project management and structuring, acquisition and development of oil and gas wells, exploration and drilling and completion management.  His family has been in the oil and gas industry since the 1930’s, mainly operating in Oklahoma, Kansas and Texas.  Mr. Herndon is the sole member of Jett Rink Oil, LLC.  Since December 2005 Mr. Herndon has been the President and sole member of Tiger Oil and Gas, LLC.  In 1990 Mr. Herndon participated in the wildcat play called State Line Field in Kansas.  The field has produced over one million barrels of oil to date.  He has raised over $25 million since 2007 from hedge funds and industry partners for various production acquisitions, in-field drilling programs, and new oil and gas development projects.  Mr. Herndon has also managed the leasing of over 100,000 acres in the last two years for 12 different projects and conducted seismic programs for approximately 80,000 acres on these projects in addition to managing the initial drilling programs on these projects.  Mr. Herndon successfully funded the acquisition of a field with industry groups and working interest partners that has produced out of multiple zones with total cumulative production of 3,500,00 barrels of oil and 40 billion cubic feet of gas.  The field is currently producing 40 barrels of oil per day and 300,000 mcf per day.  Mr. Herndon received a Bachelors Degree in Business from Wichita State University.  Mr. Herndon’s strong business skills and experience in the oil and gas industry will be of particular value to the Board of Directors.

Paul Liebman has over 20 years of management, finance and marketing experience and has managed large proactive sales teams. Mr. Liebman is currently an Executive Director at Oppenheimer & Co., New York and has served as a First Vice President with the Portfolio and Wealth Management Division at Morgan Stanley Smith Barney, New York for ten years. His clientele are some of the largest institutions throughout the world, representing assets from $500 million to more than $85 billion. Mr. Liebman has successfully grown major nationwide businesses through strategic planning and innovative marketing and sales programs. Mr. Liebman is a proven, skilled executive with experience in leading  fast-growing companies in many industries. Mr. Liebman co-founded ERA Aleet Realty Inc. where he grew the company from a start-up to over $100 million in property sales. These sales represented over $5 million in annual revenue in less than 24 months with a staff of over 105 employees. Mr. Liebman served as President of Allied Referral and Relocation Inc. where he conducted daily business with many leading Fortune 500 companies.  Mr. Liebman holds a Bachelor of Science Degree from The University of Maryland in Urban Studies and minors in both Finance and Marketing.  Mr. Liebman’s management, finance and marketing experience will provide valuable expertise to the Board of Directors.

Bill Herndon is the sole member of Jett Rink.  Mr. Herndon and Jett Rink are parties to the Exchange Agreement described in Item 1.01 above, pursuant to which at the closing of the Exchange Agreement Mr. Herndon will receive approximately 10,000,000 shares of the Company’s Common Stock.  There are no related party transactions between the Company and Mr. Liebman that are reportable under Item 404(a) of Regulation S-K.
Neither Mr. Herndon nor Mr. Liebman have previously held any positions with the Company.  Neither Mr. Herndon nor Mr. Liebman have any family relationships with any director or executive officer of the Company, or persons nominated or chosen by the Company to become directors or executive officers.  Neither Mr. Herndon nor Mr. Liebman have been named at the time of this Current Report, to any committee of the Board of Directors.

Item 6. Exhibits

Exhibits:

Exhibit No.	Document	Location
31	Rule 13a-41(a)/15d-14(a) Certificates	Included
32	Section 1350 Certifications	Included

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UTEC, INC.

August 23, 2010                                                                                                                                                         /s/ Kenneth B. Liebscher
                                                                          Kenneth B. Liebscher, Director & CEO,