Form 10-Q
period 2010-09-30
Tiger Oil & Energy, Inc.
filed 2010-11-22
CIK 1386018

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q

(Mark One)

☐     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2010

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

Commission file number 333-141875

TIGER OIL AND ENERGY, INC.

(Exact name of Registrant as specified in its charter)

NEVADA	20-5936198

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7230 Indian Creek Ln., Ste 201
Las Vegas, NV 89149
(Address of principal executive offices)

(702) 335-0356
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒          No.  ☐

Indicate by checkmark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐  Yes                                ☒           No (Not Required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐      Accelerated Filer    ☐      Non-accelerated filer    ☐      (Do not check if a smaller reporting company) Smaller reporting company☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  ☐   No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 22, 2010, the Company had 44,118,159 issued and outstanding shares of its common stock.

PART I — FINANCIAL INFORMATION

The accompanying interim unaudited financial statements of Tiger Oil and Energy, Inc. (a Nevada corporation) are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the year ended December 31, 2009 included in a 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on April 14, 2010. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying interim financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying interim financial statements for the six months ended September 30, 2010 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2010.

TIGER OIL AND ENERGY, INC.
(Formerly UTEC, Inc.)

Consolidated Financial Statements

September 30, 2010 and December 31, 2009

TIGER OIL AND ENERGY, INC.
(Formerly UTEC, Inc.)
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS

	September 30,	December 31,
	2010	2009
	(Unaudited)
CURRENT ASSETS

Cash and cash equivalents	$378	$9,453

Total Current Assets	378	9,453

PROPERTY, PLANT AND EQUIPMENT, NET	328,013	328,427

TOTAL ASSETS	$328,391	$337,880

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$122,445	$350,716
Accrued salary	-	200,000
Accounts payable to related party payables	99,666	80,535
Loan payable	15,240	240
Derivative liability	8,898	-

Total Current Liabilities	246,249	631,491

TOTAL LIABILITIES	246,249	631,491

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock - 1,000,000 authorized, $0.001 par value;
42,013 and 42,013 issued and outstanding, respectively	42	42
Common stock - 74,000,000 authorized, $0.001 par value;
34,118,159 and 34,118,159 issued and outstanding, respectively	34,118	34,118
Additional paid-in capital	3,137,547	2,639,115
Deficit accumulated incured prior to the development stage	(524,202)	(524,202)
Deficit accumulated during the development stage	(2,565,363)	(2,442,684)

Total Stockholders' Equity (Deficit)	82,142	(293,611)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$328,391	$337,880

The accompanying notes are an integral part of these financial statements.

TIGER OIL AN ENERGY, INC.
(Formerly UTEC, Inc.)
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

					From Inception
					on April 30 2009
	For the Three Months Ended		For the Nine Months Ended		through
	September 30,		September 30,		September 30,
	2010	2009	2010	2009	2010

REVENUES	$-	$-	$-	$-	$-
COST OF SALES	-	-	-	-	-
GROSS MARGIN	-	-	-	-	-

OPERATING EXPENSES

Impairment of intangible assets	-	60,343	-	60,343	121,242
Salaries and wages	-	-	83,333	100,00	350,000
General and administrative	14,055	76,053	30,314	85,879	493,197

Total Operating Expenses	14,055	136,396	113,647	246,222	964,439

LOSS FROM OPERATIONS	(14,055)	(136,396)	(113,647)	(246,222)	(964,439)

OTHER EXPENSE

Interest expense	(25)	-	(134)	-	(134)
Loss on derivative liability	(8,898)	-	(8,898)	-	(8,898)

Total Other Expense	(8,923)	-	(9,032)	-	(9,032)

LOSS BEFORE TAXES	(22,978)	(136,396)	(122,679)	(246,222)	(973,471)

Provision for income taxes	-	-	-	(170,800)	(170,800)

NET LOSS FROM CONTINUING OPERATIONS	(22,978)	(136,396)	(122,679)	(417,022)	(1,144,271)

Net income (loss) from discontinued operations	-	-	-	225,698	309,650
Loss on disposal of discontinued operations	-	-	-	(1,730,742)	(1,730,742)

Loss from discontinued operations,
net of income taxes	-	-	-	(1,505,044)	(1,421,092)

NET LOSS	$(22,978)	$(136,396)	$(122,679)	$(1,922,066)	$(2,565,363)

BASIC LOSS PER SHARE
FROM CONTINUING OPERATIONS	$(0.00)	$(0.00)	$(0.00)	$(0.01)
BASIC LOSS PER SHARE
FROM DISCONTINUED OPERATIONS	-	-	-	(0.04)

TOTAL BASIC LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.05)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	34,118,159	29,468,159	34,118,159	36,968,159

The accompanying notes are a integral part of these financials statements.

TIGER OIL AND ENERGY, INC.
(Formerly UTEC, Inc.)
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)

						Deficit
					Additional	Accumulated
	Preferred Stock		Common Stock		Paid-In	During the
	Shares	Amount	Shares	Amount	Capital	Development Stage	Total

Balance, December 31, 2006	22,013	$22	25,917,159	$25,917	$-	$(33,951)	$(8,012)

Common stock issued for acquisition
at $0.08 per share	-	-	22,500,000	22,500	1,879,439	-	1,901,939

Common shares issued for finders
fee at $0.001 per share	-	-	2,525,000	2,525	-	-	2,525

Preferred shares issued for acquisition
at $0.001 per share	20,000	20	-	-	-	-	20

Common stock issued pursuant to employment
stock grants at $0.06 per share	-	-	1,914,000	1,914	105,487	-	107,401

Common shares issued for intangible assets
at $0.08 per share	-	-	850,000	850	70,750	-	71,600

Common shares issued for services
at $0.45 per share	-	-	50,000	50	22,450	-	22,500

Capital contribution by shareholder	-	-	-	-	38,250	-	38,250

Net loss for the year ended
December 31, 2007	-	-	-	-	-	(285,341)	(285,341)

Balance, December 31, 2007	42,013	$42	53,756,159	$53,756	$2,116,376	$(319,292)	$1,850,882

Cancelled share issued pursuant to
employee stock grants	-	-	(1,898,000)	(1,898)	(105,485)	-	(107,383)

Common stock issued for cash
at $0.38 per share	-	-	110,000	110	41,874	-	41,984

Option expense pursuant to employee
option plan	-	-	-	-	96,750	-	96,750

Net loss for the year ended
December 31, 2008	-	-	-	-	-	(204,910)	(204,910)

Balance, December 31, 2008	42,013	42	51,968,159	51,968	2,149,515	(524,202)	1,677,323

Option expense pursuant to employee
option plan	-	-	-	-	401,250	-	401,250

Operational segment sold in exchange
for common stock	-	-	(22,500,000)	(22,500)	22,500	-	-

Common stock issued for purchase
of subsidiary at $0.01 per share	-	-	4,050,000	4,050	36,450	-	40,500

Common stock issued for cash
at $0.05 per share	-	-	600,000	600	29,400	-	30,000

Net loss for the year ended
December 31, 2009	-	-	-	-	-	(2,442,684)	(2,442,684)

Balance, December 31, 2009	42,013	42	34,118,159	34,118	2,639,115	(2,966,886)	(293,611)

Contributed capital (unaudited)	-	-	-	-	498,432	-	498,432

Net loss for the nine months ended
September 30, 2010 (unaudited)	-	-	-	-	-	(122,679)	(122,679)

Balance, September 30, 2010 (unaudited)	42,013	$42	34,118,159	$34,118	$3,137,547	$(3,089,565)	$82,142

The accompanying notes are an integral part of these financial statements.

TIGER OIL AND ENERGY, INC.
(Formerly UTEC, Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			From Inception on April 30 2009 through

	For the Nine Months Ended

	September 30,		September 30,
	2010	2009	2010
OPERATING ACTIVITIES

Net loss	$(122,679)	$(1,922,066)	$(2,565,363)
Adjustments to Reconcile Net Loss to Net
Cash Used by Operating Activities:
Depreciation	414	-	726
Amortization of intangibles	-	11,407	2,803
Employee option grants issued	-	66,200	46,500
Cancellation of employee stock option shares	-	-	354,750
Impairment of intangible assets	-	60,343	121,242
Change in derivative liability	8,898	-	8,898
Deferred tax asset	-	-	170,800
Changes in operating assets and liabilities:
Accounts payable to related party payables	19,131	20,360	299,666
Accounts payable and accrued liabilities	70,161	140,000	53,796

Net Cash Used in Continuing Operating Activities	(24,075)	(1,623,756)	(1,506,182)
Net Cash Used in Discontinued Operating Activities	-	1,623,756	1,678,016
Net Cash Used in Operating Activities	(24,075)	-	171,834

INVESTING ACTIVITIES

Purchase of property and equipment	-	-	(216,556)

Net Cash Used in Continuing Investing Activities	-	-	(216,556)
Net Cash Used in Discontinued Investing Activities	-	-	-
Net Cash Used in Investing Activities	-	-	(216,556)

FINANCING ACTIVITIES

Proceeds from note payable	15,000		15,000
Proceeds from common stock	-	-	30,000

Net Cash Provided by Continuing Financing Activities	15,000	-	45,000
Net Cash Used in Discontinued Financing Activities	-	-	-
Net Cash Used in Financing Activities	15,000	-	45,000

NET INCREASE (DECREASE) IN CASH	(9,075)	-	278
CASH AT BEGINNING OF PERIOD	9,453	-	100

CASH AT END OF PERIOD	$378	$-	$378

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Income taxes paid	$-	$-	$-
Interest paid	-	-	-

NON CASH FINANCING ACTIVITIES:
Common stock issued for purchase of subsidiary	$-	$-	$40,500
Common stock cancelled	-	-	20,500
Contributed capital from forgiveness
of debt of a related party	498,432	-	498,432

The accompanying notes are an integral part of these financial statements.

TIGER OIL AND ENERGY, INC.
(Formerly UTEC, Inc.)
Notes to the Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2009 audited financial statements.  The results of operations for the period ended September 30, 2010 is not necessarily indicative of the operating results for the full year.

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

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

TIGER OIL AND ENERGY, INC.
(Formerly UTEC, Inc.)
Notes to the Consolidated Financial Statements

NOTE 4 – RELATED PARTY TRANSACTIONS

Through September 30, 2010, the Company has borrowed $99,366 from a related party to fund continuing operations.  This note bears no interest, is due on demand and in uncollateralized.

On June 1, 2009 the Company entered into an employment agreement with its CEO.  Under the agreement, the Company has agreed to pay $200,000 per year and a bonus of up to 50% of the annual pretax earnings before depreciation and amortization, subject to a maximum of $100,000.  As of May 21, 2010 and December 31, 2009, the Company has accrued $283,333, and $200,000 of salary in conjunction with this agreement. On May 21, 2010 the Company’s CEO resigned and forgave all accrued salary due to him, resulting in a gain on forgiveness of debt in the amount of $283,333.  On the same date, another related party forgave $215,099 in outstanding debts, resulting in a total contribution to capital in the amount of $498,432.

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

NOTE 5 – NOTES PAYABLE

On September 20, 2010 the Company borrowed a total of $15,000 from an unrelated third-party entity. The note bears interest at a rate of 6.0% per annum and is convertible at the option of the lender into common shares of the Company at the average bid quote for a period of five days prior to conversion.  The note has no formal payment terms or due date, other than being due one demand.  Due to the unknown quantity of shares to be issued pursuant to the future conversion of the note, the Company recorded a derivative liability in the amount of $8,898 relating to the conversion feature of the note, and a related loss on derivative liability in the same amount.

NOTE 6 – SUBSEQUENT EVENT

On October 29, 2010, the Company, entered into an Exchange Agreement (the “Exchange Agreement”) with Jett Rink Oil, LLC, a Kansas limited liability company (“Jett Rink”) and Bill Herndon, the sole member of Jett Rink, pursuant to which the Company agreed to acquire from Bill Herndon all of the membership interest in Jett Rink in exchange for 10,000,000 shares of the Company’s Common Stock.  Jett Rink is involved in the business relating to the exploration, development and production of oil and gas in the United States. At the closing of the Exchange Agreement, Jett Rink became a wholly-owned subsidiary of the Company and the Company acquired the business and operations of Jett Rink.

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and there are no material subsequent events to report, other than that described in the preceding paragraph.

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

The Company expects to change the Exchange Agreement to a Merger agreement at the closing of which Jett Rink will cease to exist and the Company will be the surviving entity having  acquired the business and operations of Jett Rink.

The Merger Agreement contained customary representations, warranties, and conditions to closing. The closing of the Merger Agreement was subject to the satisfaction of certain pre-closing conditions, including (i) changing the name of the Company to “Tiger Oil and Energy, Inc.,” (ii) the cancellation of all of the 4,650,000 outstanding options that have been granted to the Company’s key employees, consultants, officers and directors pursuant to the Company’s non-qualified stock option plan, and (iii) completion of audited financial statements of Jett Rink, among others.  These closing conditions were satisfied and the Merger Agreement was consummated on October 29, 2010.  Accordingly, the Company changed its corporate name to Tiger Oil and Energy, Inc.

Revenues

Revenues from continuing operations for the three and nine-month periods ended September 30, 2010 and 2009 were $-0.  The Company divested all assets that generated revenue in the second quarter of 2009 as part of the sale of the legacy business.  These operations are classified as discontinued in the Company’s financial statements.

Expenses

Expenses from continuing operations for the nine month period ended September 30, 2010 and 2009 were $122,679 and $246,222.  The majority of the remaining expenses are composed of $83,333 and $100,000 in compensation to officers of the Company for the nine months ended September 30, 2010 and 2009, respectively.

Discontinued Operations

In April 2009, the Company sold its commercial explosives development, analysis, testing and manufacturing business (“Legacy Business”) in a non-cash transaction to a related party in exchange for stock in the Company totaling 22,500,000 shares.  The stock was cancelled in July of 2009.

A breakdown of the loss associated with the discontinued is presented in the table below.

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
Income	-	1,039,595
Cost of Goods Sold	-	353,544
Operating expenses	-	376,402
Net Operating Income (Loss)	-	309,649
Loss on disposal of assets	-	-
Tax benefit at 34%	-	-
Net income (loss)	-	309,649

Liquidity and Capital Resources

As of September 30, 2010, the company had $378 cash on hand.  During 2008 and 2009, cash flows from the legacy business, supplemented with short-term borrowings from related parties, was used to support the waste destruction business development program. Following a general business review at the end of 2008, management has determined that the legacy business cannot support both its ongoing operations as well as the development of the waste destruction business on its operations alone.   Consequently, the board of directors, in consultation with management and major shareholders, took the following step. In April 2009, the Company sold its commercial explosives development, analysis, testing and manufacturing business (“Legacy Business”) in a non-cash transaction to a related party in exchange for stock in the Company totaling 22,500,000 shares.  The stock was cancelled in July of 2009.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4T. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to UTEC management as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2010, due primarily to a lack of segregation of duties.

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

The Company expects to change the Exchange Agreement to a Merger agreement at the closing of which Jett Rink will cease to exist and the Company will be the surviving entity having  acquired the business and operations of Jett Rink.

The Merger Agreement contained customary representations, warranties, and conditions to closing. The closing of the Merger Agreement was subject to the satisfaction of certain pre-closing conditions, including (i) changing the name of the Company to “Tiger Oil and Energy, Inc.,” (ii) the cancellation of all of the 4,650,000 outstanding options that have been granted to the Company’s key employees, consultants, officers and directors pursuant to the Company’s non-qualified stock option plan, and (iii) completion of audited financial statements of Jett Rink, among others.  These closing conditions were satisfied and the Merger Agreement was consummated on October 29, 2010.  Accordingly, the Company changed its corporate name to Tiger Oil and Energy, Inc.

Item 6. Exhibits

Exhibits:

Exhibit No.	Document	Location
31	Rule 13a-41(a)/15d-14(a) Certificates	Included
32	Section 1350 Certifications	Included

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIGER OIL AND ENERGY, INC.

November 22, 2010	By:	/s/ Kenneth B. Liebscher
Kenneth B. Liebscher, Director & CEO