Form 10-K
period 2010-12-31
Tiger Oil & Energy, Inc.
filed 2011-04-15
CIK 1386018

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010
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

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of April 14, 2011 the Company had 52,478,159 issued and outstanding shares of its common stock and 42,013 of its preferred stock.

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

PART I

Item 1. Business.

General Information

Except for statements of historical fact, certain information in this document contains “forward-looking statements” that involve substantial risks and uncertainties.  You can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will,” ‘would,” or similar words.  The statements that contain these or similar words should be read carefully because these statements discuss our future expectations, contain projections of our future results of operations, or of our financial position, or state other “forward-looking” information.  Tiger Oil and Energy, Inc. (“The Company” or “TGRO”) believes that it is important to communicate our future expectations to our investors.  However, there may be events in the future that we are not able to accurately predict or control.  Further, we urge you to be cautious of the forward-looking statements that are contained in this Form 10-K because they involve risks, uncertainties and other factors affecting our operations, market growth, service, products and licenses.  These factors may cause our actual results to and achievements, whether expressed or implied, to differ materially from the expectations we describe in our forward-looking statements.  The occurrence of any of these events could have a material adverse effect on our business, results of operations and financial position.

Corporate History

Tiger Oil and Energy, Inc.,( formerly UTEC INC., formerly Lyon Capital Venture Corp., is a Nevada corporation organized on November 8, 1993 as a “For Profit” corporation for the purpose of engaging in any lawful activity.  The Company was in the development stage through December 31, 2006.  The year ended December 31, 2007, is the first year during which the Company is considered an operating company and was no longer considered in a development stage.  On January 10, 2007, the Company purchased 100% of the shares of UTEC Corporation, Inc from Energetic Systems Inc. LLC, for a total consideration of 22,500,000 of the Company’s par value $0.001 common shares and 20,000 of the Company’s par value $0.001 preferred shares.  The Company also issued 2,525,000 common shares in finder’s fees.

Our business was to offer state of the art testing and analysis to clients worldwide.  The Company operated a chemical research and development laboratory near Riverton, Kansas, which specialized in commercial explosives development and analysis. The Company also operated a destructive test facility near Hallowell, Kansas, which specializes in determining the detonating characteristics of commercial explosives.

In 2007, we licensed technology covering the use of cold plasma oxidizer technology for the destruction of solid and liquid hazardous chemicals and biological waste. During 2007 and 2008, the Company worked to validate the technology and prepare a business plan for its commercialization.

In April 2009, the Company divested its commercial explosives development, analysis, testing and manufacturing business (“Legacy Business”) to eliminate the need to inject new capital into the Company to support this business, and concentrate on raising the funds necessary to commercialize its hazardous waste destruction business in exchange for the 22,500,000 shares of its common stock originally issued to Energetic Systems Inc. LLC.

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

In March of 2007, we entered into an agreement with Ceramatec Inc., of Salt Lake City, Utah, and licensed the world–wide exclusive rights to manufacture and market a Waste Destruction System utilizing the Cold Plasma Oxidizer Technology.

A decision was made to sell the legacy business to Energetic Systems, Inc., LLC., and retain within the UTEC consolidated group the Ceramatec license and waste destruction assets developed over the past two years.  This will minimize the immediate cash requirements of the company.  The sale was completed on April 26, 2009, effective as of April 1, 2009.  UTEC, Inc. and its wholly owned subsidiary UTEC Corporation continue as public companies, retaining the assets of the waste destruction business.We abandoned these activities upon changing its business direction and the purchase of Jett Rink Oil LLC.

The Hazardous Chemicals & Biological Waste Destruction business was developmental and we did not sell any units.

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

On October 1, 2009, the Board of Directors asked Suresh Subramanian to step down as President and J. Curt Stafford to step down as CFO of the Company pursuant to a condition of the Company’s agreement with CR2 Energy Commodities Corp.  Effective October 1, 2009, the Board of Directors appointed Fortunato Villamagna as President and CEO; Kenneth B. Liebscher as Secretary and Howard Bouch as CFO.

On May 26, 2010, Fortunato Villamagna and David Taylor resigned from the Board of Directors and Ken Liebscher was appointed President/CEO and Howard Bouch was appointed Secretary and CFO.

On July 29, 2010, the Company entered into an Exchange Agreement (the “Exchange Agreement”) with Jett Rink Oil, LLC, a Kansas limited liability company (“Jett Rink”) and Bill Herndon, the sole member of Jett Rink, pursuant to which the Company agreed to acquire from Bill Herndon all of the membership interest in Jett Rink in exchange for 10,000,000 shares of the Company’s Common Stock. Jett Rink is involved in the business relating to the exploration, development and production of oil and gas in the United States.

On September 28, 2010, Tiger Oil and Energy, Inc. executed an Exchange Agreement with Jet Rink Oil, LLC, making Jet Rink Oil a wholly owned subsidiary of Tiger Oil and Energy.  The closing of the Agreement was subject to the satisfaction of certain pre-closing conditions, including (i) changing the name of the Company to “Tiger Oil and Energy, Inc.,” (ii) the cancellation of all of the 4,650,000 outstanding options that have been granted to the Company’s key employees, consultants, officers and directors pursuant to the Company’s non-qualified stock option plan, and (iii) completion of audited financial statements of Jett Rink, among others. These closing conditions were satisfied and the Merger Agreement was consummated on October 29, 2010. Accordingly, the Company changed its corporate name to Tiger Oil and Energy, Inc. (TGRO).

On August 6, 2010 the Board increased its Directors to five with the addition of Mr. Bill Herndon, Mr. Ryan Kerr and Mr. Paul Liebman.

On October 27th, 2010 we entered into a co-development agreement with Black Hawk Exploration, (BHWX), in which we, after an investment of $400,000 by the Company in a new well in Black Hawk’s Cowley County lease, we will earn a 40% working interest in the # 1 Baker well, BHWX will receive a 50% interest in the new well and TGRO will have the right to participate in the nine-well rework program at the Cowley Prospect. BHWX will receive a 20% interest in any other new well TGRO drills on Black Hawk’s current or future Cowley County, Kansas leases and Black Hawk has the option to invest in each additional new well drilled by TGRO on a prorated basis up to an additional 30%.

On November 29th the Company expanded its original agreement and entered into a joint venture agreement with Black Hawk Exploration covering approximately 2,553 acres of oil and gas leases in Cowley County, Kansas. BHWX owns 100% of the leases within the Prospect Area and has an undivided 81.5% working interest in and to the oil and gas leases and their previous 10 shut-in oil and gas wells.

The joint agreement includes in one shut-in oil/gas well, the #1 Baker, located on the Keith Baker lease. Also subject to joint development is a 100% interest in 9 other oil wells previously shut-in. The Company’s program calls for re-working all 10 locations directly or in joint venture with Black Hawk and returning all of them to cash flow production.

On February 3, 2011, Mr. Paul Liebman tendered his resignation from the Board of Directors.

On Feb. 4th, 2011, we retained International IR Inc. (IRR) to provide media services. IIR is a strategic consulting firm that works primarily with emerging growth companies in the resource sector. IIR will focus on providing multiple information platforms to TGRO’s shareholders and advise as well as negotiate on behalf of the Company, acquisition, exploration and joint venture agreements and strategies.

On February 9th, 2011, - we acquired a 100% interest in three Oil and Gas leases totaling 400 acres in Southern Kansas, comprised of three historically productive properties. Our Geologist has reviewed the Holman #2, #3, #4, and #5; the Adams #1 and the Glasse wells commonly known as the Wise #1 and Roberts #1 and have recommended a seven-well exploration and production study. All the leases acquired by the parties covering lands within the prospect area are owned 100% by TGRO with an undivided eighty-one and one-half percent (81.5%) working interest in the oil and gas leases described. The Company issued a Note and 250,000 shares of its common stock in the acquisition.

On March 31, 2011 we purchased, at auction, two shut-in oil wells in Ness County KS for cash.

Item 1A. Risk Factors.

Not Applicable

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

Our offices are located at 7230 Indian Creek Lane, Ste 201, Las Vegas, NV 89149. The facilities are on a month to month basis at a cost of $400 per month. Specific direct expenses incurred such as telephone and secretarial services are charged back to the Company at cost.

Item 3. Legal Proceedings.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock trades on the Over-The-Counter Bulletin Board (OTC:BB) under the symbol TGRO.  The following table shows the high and low trading prices for the past two years.

	2009		2010
	High	Low	High	Low
Qtr 1	0.20	0.01	0.01	0.05
Qtr 2	0.01	0.01	0.01	0.05
Qtr 3	0.01	0.01	0.01	0.05
Qtr 4	0.01	0.01	0.05	0.25

We did not make any dividend payments during the fiscal years ended December 31, 2010 or 2009 and have no plans to pay dividends in the foreseeable future.  We did not repurchase any shares of our common stock during the fiscal year ended December 31, 2010 or 2009.

Transfer Agent: Empire Stock Transfer Co., 1859 Whitney Mesa Dr., Henderson, NV 89014

The Company did not make any repurchases of its securities during the year ended December 31, 2010.

Item 6. Selected Financial Data.

Not Applicable

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

2007 was the first year of operation for the Company after it acquired the UTEC Corporation from Energetic Systems Inc, LLC. In 2007, the Company was organized into three marketing units, Energetic Materials, Specialty Chemicals and Raw Materials and Hazardous Chemicals and Biological Waste Destruction. The Company’s historical legacy business was primarily constituted by the first two marketing units and almost exclusively within the commercial explosives market. The new marketing unit, Hazardous Chemicals and Biological Waste Destruction was in a development stage through June of 2009, and had no commercial revenues. This business unit was structured in order to pursue commercialization of Cold Plasma Oxidizer waste destruction systems during 2009. During the latter part of 2008, the Directors and Management conducted a review of the Company’s business prospects and concluded that the legacy activities of UTEC Corporation were not sufficient to fund development and commercialization of the waste destruction business. Consequently, the Directors and Management began exploring various means to continue the growth of the business and fund the final development and commercialization of the waste destruction technology licensed from Ceramatec. A decision was made to sell the legacy business to Energetic Systems, Inc., LLC., and retain within the UTEC consolidated group the Ceramatec license and waste destruction assets developed over the past two years. The effect of this would be to simplify and focus the activities of the Company on the waste destruction business, eliminate the need to inject additional cash required to fund the legacy business, and thereby make the Company more attractive to potential lenders and investors. The sale was completed on April 26, 2009, with effect from April 1, 2009. On September 2, 2009 the Company received a termination notice from Ceramatec that this agreement was cancelled for non-performance. The Company had issued 850,000 of its $.001 par value common shares to Ceramatec that Ceramatec could sell starting two years from the date of the agreement. These unregistered shares were issued under section 4(2) of the Securities Act of 1933 as they were transactions by an issuer not involving any public offering.

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

The closing of the Merger Agreement was subject to the satisfaction of certain pre-closing conditions, including (i) changing the name of the Company to “Tiger Oil and Energy, Inc.,” (ii) the cancellation of all of the 4,650,000 outstanding options that had been granted to the Company’s key employees, consultants, officers and directors pursuant to the Company’s non-qualified stock option plan, and (iii) completion of audited financial statements of Jett Rink, among others. These closing conditions were satisfied and the Exchange Agreement was consummated on October 29, 2010. Accordingly, the Company changed its corporate name to Tiger Oil and Energy, Inc.

On October 27th, 2010 Tiger Oil and Energy, Inc. (TGRO) entered into a co-development agreement with Black Hawk Exploration, in which the Company, after an investment of $400,000 by TGRO in a new well in Black Hawk’s Cowley County lease, the Company will earn a 40% working interest in the # 1 Baker well, BHWX will receive a 50% interest in the new well and TGRO will have the right to participate in the 9 well rework program at the Cowley Prospect. BHWX will receive a 20% interest in any other new well TGRO drills on Black Hawk’s current or future Cowley County, Kansas leases and Black Hawk has the option to invest in each additional new well drilled by TGRO on a prorated basis up to an additional 30%.

On November 29th the Company expanded its original agreement and entered into a joint venture agreement with Black Hawk Exploration covering approximately 2,553 acres of oil and gas leases in Cowley County, Kansas. BHWX owns 100% of the leases within the Prospect Area and has an undivided 81.5% working interest in and to the oil and gas leases and their previous 10 shut-in oil and gas wells.

The joint agreement includes in one shut-in oil/gas well, the #1 Baker, located on the Keith Baker lease. Also subject to joint development is a 100% interest in 9 other oil wells previously shut-in. The Company’s program calls for re-working all 10 locations directly or in joint venture with Black Hawk and returning all of them to cash flow production

Revenues

Revenues from continuing operations for the year ended December 31, 2010 were $-0.  The Company divested all assets that generated revenue in the period ended June 30, 2009 as part of the sale of the legacy business.

Expenses

Expenses from continuing operations for the year ended December 31, 2010 and 2009 were $1,118,872 and $1,021,592.  The majority of these  expenses related to $540,933 and $569,000 in management fees for the years ended December 31,2010 and 2009 and $528,894 and 121,242 in impairment expense for 2010 and 2009, respectively.  The Company also recognized amortization of a deferred tax benefit in the amount of $170,800 during the year ended December 31, 2009.

Other Income (Expenses)

During the year ended December 31, 2010 the Company recognized a gain on forgiveness of debt in the amount of $111,674.  In addition, the Company incurred a loss on derivative liability in the amount of $11,911 and other income from finder's fees of $40,000.

Discontinued Operations

In April 2009, the Company sold its commercial explosives development, analysis, testing and manufacturing business (“Legacy Business”) in a non-cash transaction to a related party in exchange for stock in the Company totaling 22,500,000 shares.  The stock was cancelled in July of 2009.  For the year ended December 31, 2009 the Company recognized income from discontinued operations in the amount of $309,650, and a loss on the disposal of discontinued operations in the amount of $1,730,742.

Net Loss

For the years ended December 31, 2010 and 2009, the Company recognized net losses in the amounts of $979,470 and $2,442,684, respectively.

Liabilities

The Company’s liabilities primarily consist of current amounts payable or accrued to trade creditors, and amounts owing to related parties for management fees, expenses, and shared services.  At December 31, 2010 the Company also holds a note payable in the amount of $15,240 and a related derivative liability of $11,911 relating to the note.

Liquidity and Capital Resources

As of December 31, 2010, the company had $14,352 cash on hand.  During 2009 and 2010, cash flows from the legacy business, supplemented with short-term borrowings from related parties, was used to support the waste destruction business development program.  Following a general business review at the end of 2008, management has determined that the legacy business cannot support both its ongoing operations as well as the development of the waste destruction business on its operations alone.  Consequently, the board of directors, in consultation with management and major shareholders, took the following step.In April 2009, the Company sold its commercial explosives development, analysis, testing and manufacturing business (“Legacy Business”) in a non-cash transaction to a related party in exchange for stock in the Company totaling 22,500,000 shares.  The stock was cancelled in July of 2009.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

The Financial Statements are included at the end of the signature page.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T). Controls and Procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to TGRO management as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, management concluded that the Company’s internal disclosure controls and procedures were not effective as of December 31, 2010, due to a lack of segregation of duties and not having an audit committee.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.  In making this assessment, management used the framework set forth in the report entitled “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission, or (“COSO”).  The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.  Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2010, due to a lack of segregation of duties and not having an audit committee.

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

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The names, ages, and respective positions of the directors, officers, and significant employees of the Company are set forth below.

Name	Position Held with the Company	Age	Date First Elected or Appointed
Kenneth Liebscher	President and Director	68	July 1, 2006 to present
Howard Bouch	Chief Financial Officer and Director Secretary Treasurer	66	January 12, 2007 to present
Bill Herndon	Director	46	August 6, 2010 to present
Ryan Kerr	Director	41	August 6, 2010 to present

Kenneth B. Liebscher, President, CEO, Director and Chairman.

Ken Liebscher is a 68-year-old international businessman with 38 years of securities and executive management experience. Mr. Liebscher is a graduate of St. George’s School, Vancouver, B.C. and also attended the University of British Columbia. In 22 years with the world’s largest dental products manufacturer, Dentsply International Inc., Mr. Liebscher held several positions culminating as the Manager of their West Coast Division, headquartered in San Francisco California. Mr. Liebscher was recruited by a major Europe based competitor, Ivoclar Liechtenstein to lead their entry into the North American market and, within two years, became Executive Vice President of Sales and Marketing and helped expand this company’s sales to $300,000,000 US before retiring.

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

Howard Bouch, Director

Howard Bouch, age 66, is a Private Practice Chartered Accountant with over 36 years of Public and Private international experience. Mr. Bouch originally qualified as a Chartered Accountant (English and Wales Institute) in 1968. Mr. Bouch joined Deloitte & Co, Lusaka, Zambia from 1970 - 1972. Mr. Bouch joined Anglo American Corp, Zambia working as Head Office Chief Accountant for Nchanga Consolidated Copper Mines (world’s 2nd largest) from 1972 - 1976. In 1976 Mr. Bouch returned to the UK and joined Babcock and Wilcox, Engineers, Nottinghamshire, England as Chief Accountant for one of their subsidiaries. Mr. Bouch was Chief Accountant of a private building firm in Cumbria, England from 1978 - 1984.  In 1984 Mr. Howard Bouch established a Private Practice as a Chartered Accountant and continues to provide professional services to Cumbrian firms to the present. Mr. Bouch is a Director of Viavid Broadcasting Inc., a fully reporting, US Public Company, trading on the Pink Sheets under the symbol (VVDB) and Director and CFO of Universal Potash Corp.  (UPCO). He is also as Director and CFO of Black Hawk Exploration Inc., (BHWX) and Director and CFO of Convenientcast, Inc. (CVCT).

Mr. Bill Herndon, Director

Mr. Bill Herndon, age 46 has over 20 years of experience in all phases of the oil and gas industry including capital investment and analysis, project management and structuring, acquisition and development of oil and gas wells, exploration and drilling and completion management. His family has been in the oil and gas industry since the 1930’s, mainly operating in Oklahoma, Kansas and Texas. Since December 2005 Mr. Herndon has been the President and sole member of Tiger Oil and Gas, LLC. In 1990 Mr. Herndon participated in the wildcat play called State Line Field in Kansas. The field has produced over one million barrels of oil to date. He has raised over $25 million since 2007 from hedge funds and industry partners for various production acquisitions, in-field drilling programs, and new oil and gas development projects. Mr. Herndon has also managed the leasing of over 100,000 acres in the last two years for 12 different projects and conducted seismic programs for approximately 80,000 acres on these projects in addition to managing the initial drilling programs on these projects. Mr. Herndon successfully funded the acquisition of a field with industry groups and working interest partners that has produced out of multiple zones with total cumulative production of 3,500,00 barrels of oil and 40 billion cubic feet of gas. The field is currently producing 40 barrels of oil per day and 300,000 mcf per day. Mr. Herndon received a Bachelors Degree in Business from Wichita State University. Mr. Herndon’s extensive experience in the oil and gas industry will provide valuable experience to our Board of Directors.

Ryan Kerr, Director

Mr. Kerr, age 41 currently manages Inland Oil Corp., his family-owned business. Mr. Kerr has over 15 years experience in locating, producing, completing and general operations in the oil and gas industry. Mr. Kerr has successfully drilled and completed hundreds of wells throughout the Mid-continent region and is actively involved with development and operations of fields in this region. Mr. Kerr’s extensive experience in oil and gas exploration and production is furthered as an exploration geologist where he has consulted on several water-flood and infill drilling projects throughout Oklahoma, Kansas, North Dakota, Wyoming, New Mexico, Texas, and California. Currently, Mr. Kerr has been heading drilling programs for several operators in Oklahoma, as well as design and implementation of a Nitrogen gas flood in Wagoner County Oklahoma in the Stone Bluff Field. This project consisted of flooding 1,200+ - acres with the producing interval from the Dutcher Sand zone at a depth of 1250’feet. Production since the start of the nitrogen injection flood has been increased from the formation at a rate of 1 MMCF per day.

The Officers and Directors have not been involved in legal proceedings that impair their ability to perform their duties as Officers and Directors.

Code of Ethics

Effective April 1, 2008, our company’s Board of Directors adopted a Code of Business Conduct and Ethics that applies to existing and all new, among other persons, our company’s CEO, CFO and secretary (being our principal executive officer, principal financial officer and principal accounting officer), as well as persons performing similar functions. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

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

Our Code of Business Conduct and Ethics was filed with the Securities and Exchange Commission on May 15, 2008 as an Exhibit to our Form10. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Tiger Oil and Energy, Inc, 7230 Indian Creek Ln., Ste 201, Las Vegas, NV 89149

Item 11. Executive Compensation.

The following charts include compensation and options received by all Officers and Directors of the Company.

Officers and Directors

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards	Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Kenneth Liebscher	2010	0	0	100,000	(1)	0	0	0	0	100,000
	2009	0	0	0		0	0	0	0	0
Howard Bouch	2010			100,000	(1)	0	0	0	0	100,000
	2009	0	0	0		0	0	0	0	0
Bill Herndon	2010	0	0	100,000	(1)	0	0	0	0	100,000
	2009	N/A	N/A	N/A		N/A	N/A	N/A	N/A	N/A
Ryan Kerr	2010	0	0	100,000		0	0	0	0	100,000
	2009	N/A	N/A	N/A		N/A	N/A	N/A	N/A	N/A

(1) Directors Liebscher, Bouch, Herndon and Kerr were awarded 2,000,000 common shares of the Company, each valued at $0.05, as Directors compensation.

OPTIONS

There are no options granted.

For the year ended December 31, 2010 and 2009 share based compensation expense of $457,600 and $-0- was recognized, respectively.

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

The owners of 5% or more of the Shares, as well as the officers and directors who own Shares as of December 31, 2010, are set forth in the following chart:

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Owner		Percent of Class
Preferred Stock	Kenneth Liebscher, President/CEO And Director	20,000		47.6%
Preferred Stock	Howard Bouch, CFO and Director	Nil		0%
Preferred Stock	Bill Herndon Director	Nil		0%
Preferred Stock	Ryan Kerr, Director	Nil		0%
Preferred Stock	All Officers and Directors as a group of Preferred Stock	20,000		47.6. %
Common Stock	The Excalibur Group A.G.	9,400,000	(1)	17.9%
Common Stock	Howard Bouch, CFO and Director	2,150,000		4.09%
Common Stock	Bill Herndon, Director	12,000,000		22.87%
Common Stock	Ryan Kerr, Director	2,000,000		3.8%
Common Stock	Kenneth Liebscher, President/CEO and Director	2,000,000		3.8%
Common Stock	All Officers and Directors as a group of Common Stock	18,150,000		34.58%

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

As indicated under Description of Business, the Company, on January 10, 2007, entered into a purchase agreement with Energetic Systems Inc., LLC. to purchase 100% of the shares of UTEC Corporation LLC (“Energetic Purchase Agreement”).  Under the terms of the Energetic Purchase Agreement, Energetic Systems Inc. LLC.(ESI) was paid 22,500,000 Common Shares and 20,000 Preferred Shares of the Company.  In April 2009, the Company sold its commercial explosives development, analysis, testing and manufacturing business (“Legacy Business”) in a non-cash transaction to ESI in exchange for stock in the Company totaling 22,500,000 common shares.  The common stock was cancelled in July of 2009.

On January 11, 2007, the Company entered into an agreement with Redstone Management Services, a company owned by Dr. Fortunato Villamagna, former CEO of our company. In April 2009, the Company sold its commercial explosives development, analysis, testing and manufacturing business (“Legacy Business”) in a non-cash transaction to a related party in exchange for stock in the Company totaling 22,500,000 shares.  The stock was cancelled in July of 2009.

From time to time the Company enters into arrangements for the provision of services from one or more of its Directors, or companies in which its Directors have a financial interest.

The company has chosen to adopt NASD’s definition of independent director.   Under such definition, Howard Bouch qualifies as an independent director.

Item 14. Principal Accounting Fees and Services.

On Nov. 2, 2009, the accounting firm of Sadler, Gibb & Associates, LLC was engaged as the Registrant’s independent registered public account firm.

	2010	2009
Audit Fees	$9,500	$16,700
Audit Related Fees	-	2,760
Tax Fees	-	800
All Other Fees	-	870
Total	$9,500	$21,130

Services rendered by Sadler Gibb & Associates for the year ended December 31, 2010 in connection with fees presented above were as follows:

● Audit fees consist of fees for professional services provided in connection with the audit of our consolidated financial statements, the review of our quarterly consolidated financial statements and the audit of the effectiveness of our internal control over financial reporting.

● All Other Fees. For fiscal 2010, all Other Fees related to professional services provided in conjunction with reviewing the Form 10Q, the selling of a subsidiary of the Company or issues related to consolidation and restructuring.

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

We have reviewed and discussed with management the Company’s audited consolidated financial statements as of and for the year ended December 31, 2010.

Based on the reviews and discussions with the audit group, we have recommended to the Board that the audited consolidated financial statements referred to above be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Audit Chairman

Howard Bouch

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibits:

Exhibit No.	Document	Location

3.1	Articles of Incorporation	Previously filed*

3.2	Articles of Amendment – Allwest	Previously filed*

3.3	Articles of Amendment – Lyons Capital	Previously filed*

3.4	Articles of Amendment – UTEC	Previously filed*

3.5	Articles of Amendment – Share Increase	Previously filed**

3.6	Bylaws	Previously filed* (As Exhibit 3.5)

14.1	Code of Business Conduct and Ethics	Previously filed*

31.1	Rule 13a-41(a)/15d-14(a) Certificates

32.1	Section 1350 Certifications

*Previously filed on May 14, 2008 as exhibits to Form 10-12G.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tiger Oil and Energy, Inc

/s/ Kenneth B Liebscher	/s/ Howard Bouch

Kenneth B. Liebscher, Director & CEO	Howard Bouch, CFO

Date April 15, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Kenneth Liebscher	April 15, 2011	/s/ Bill Herndon	April 15, 2011
Kenneth Liebscher, President, CEO, Director	Date	Bill Herndon, Director	Date

/s/ Howard Bouch	April 15, 2011	/s/ Ryan Kerr	April 15, 2011
Secretary, Treasurer, CFO Director	Date	Ryan Kerr Director	Date

TIGER OIL AND ENERGY, INC.
(Formerly UTEC, Inc.)
(A Development Stage Company)

AUDIT REPORT OF INDEPENDENT ACCOUNTANTS
AND
CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

TIGER OIL AND ENERGY, INC.

Sadler, Gibb & Associates, l.l.c.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Tiger Oil and Energy, Inc.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Tiger Oil and Energy, Inc. (A Development Stage Company) as of December 31, 2010 and 2009, and the related consolidated statement of operations, consolidated stockholders’ equity (deficit) and cash flows for the period from April 30, 2009 (inception) through December 31, 2010. The consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tiger Oil and Energy, Inc. (A Development Stage Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the period from April 30, 2009 (inception) through December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has not yet established an ongoing source of revenue sufficient to cover its operating costs which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates

Salt Lake City, UT
April 14, 2011

TIGER OIL AND ENERGY, INC.
(Formerly UTEC, Inc.)
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS
	December 31,	December 31,
	2010	2009

CURRENT ASSETS

Cash and cash equivalents	$14,352	$9,453
Prepaid expenses	400	-

Total Current Assets	14,752	9,453

OTHER ASSETS

Machinery and equipment, net	-	216,970
Construction in progress	-	111,457
Oil and gas properties, net	314,997	-

Total Other Assets	314,997	328,427

TOTAL ASSETS	$329,749	$337,880

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$4,103	$350,716
Accrued salary	-	200,000
Related party payables	19,064	80,535
Loan payable	15,240	240
Derivative liability	11,911	-

Total Current Liabilities	50,318	631,491

LONG-TERM DEBT

Asset retirement obligation	5,878	-

TOTAL LIABILITIES	56,196	631,491

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock - 1,000,000 authorized, $0.001 par value;
42,013 and 42,013 issued and outstanding, respectively	42	42
Common stock - 74,000,000 authorized, $0.001 par value;
52,478,159 and 34,118,159 issued and outstanding, respectively	52,478	34,118
Additional paid-in capital	4,167,389	2,639,115
Deficit accumulated incurred prior to the development stage	(524,202)	(524,202)
Deficit accumulated during the development stage	(3,422,154)	(2,442,684)

Total Stockholders' Equity (Deficit)	273,553	(293,611)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$329,749	$337,880

The accompanying notes are an integral part of these financial statements.

TIGER OIL AND ENERGY, INC.
(Formerly UTEC, Inc.)
(A Development Stage Company)
Consolidated Statements of Operations
			From Inception
			on April 30,
	For the Year Ended		2009 through
	December 31,		December 31,
	2010	2009	2010

REVENUES	$-	$-	$-
COST OF SALES	-	-	-
GROSS MARGIN	-	-	-

OPERATING EXPENSES

Amortization of deferred tax benefit	-	170,800	170,800
Impairment of assets	528,894	121,242	650,136
Management fees	540,933	569,000	1,109,933
General and administrative	49,045	160,550	209,595

Total Operating Expenses	1,118,872	1,021,592	2,140,464

LOSS FROM OPERATIONS	(1,118,872)	(1,021,592)	(2,140,464)

OTHER EXPENSE

Interest expense	(361)	-	(361)
Gain on forgiveness of debt	111,674	-	111,674
Other income	40,000	-	40,000
Loss on derivative liability	(11,911)	-	(11,911)

Total Other Expense	139,402	-	139,402

LOSS BEFORE TAXES	(979,470)	(1,021,592)	(2,001,062)

Provision for income taxes	-	-	-

NET LOSS FROM CONTINUING OPERATIONS	(979,470)	(1,021,592)	(2,001,062)

Net income (loss) from discontinued operations	-	309,650	309,650
Loss on disposal of discontinued operations	-	(1,730,742)	(1,730,742)

Loss from Discontinued Operations,
Net of Income Taxes	-	(1,421,092)	(1,421,092)

NET LOSS	$(979,470)	$(2,442,684)	$(3,422,154)

BASIC LOSS PER SHARE
FROM CONTINUING OPERATIONS	$(0.03)	$(0.02)
BASIC LOSS PER SHARE
FROM DISCONTINUED OPERATIONS	$-	$(0.03)

TOTAL BASIC LOSS PER SHARE	$(0.03)	$(0.05)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	37,780,406	47,361,310

The accompanying notes are an integral part of these financial statements.

TIGER OIL AND ENERGY, INC.
(Formerly UTEC, Inc.)
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2008	42,013	$42	51,968,159	$51,968	$2,149,515	$(524,202)	$1,677,323

Option expense pursuant to
employee option plan	-	-	-	-	401,250	-	401,250

Operational segment sold in exchange
for common stock issued in April 2009	-	-	(22,500,000)	(22,500)	22,500	-	-

Common stock issued for purchase
of subsidiary at $0.01 per share
on October 10, 2009	-	-	4,050,000	4,050	36,450	-	40,500

Common stock issued for cash at $0.05
per share on October 20, 2009	-	-	600,000	600	29,400	-	30,000

Net loss for the year ended
December 31, 2009	-	-	-	-	-	(2,442,684)	(2,442,684)

Balance, December 31, 2009	42,013	42	34,118,159	34,118	2,639,115	(2,966,886)	(293,611)

Common stock issued for services
at $0.05 per share in October 2010	-	-	8,000,000	8,000	392,000	-	400,000

Common stock issued in purchase
of subsidiary at $0.051 per
share on October 28, 2010	-	-	10,000,000	10,000	500,000	-	510,000

Common stock issued for services at
$0.16 per share on December 30, 2010	-	-	360,000	360	57,240	-	57,600

Contributed capital	-	-	-	-	579,034	-	579,034

Net loss for the year ended
December 31, 2010	-	-	-	-	-	(979,470)	(979,470)

Balance, December 31, 2010	42,013	$42	52,478,159	$52,478	$4,167,389	$(3,946,356)	$273,553

		Deficit accumulated incured prior to the development stage				$(524,202)
		Deficit accumulated during the development stage				(3,422,154)

			Total accumulated deficit			$(3,946,356)

The accompanying notes are an integral part of these financial statements.

TIGER OIL AND ENERGY, INC.
(Formerly UTEC, Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows

			From Inception
			on April 30,
	For the Year Ended		2009 through
	December 31,		December 31,
	2010	2009	2010
OPERATING ACTIVITIES

Net loss	$(979,470)	$(2,442,684)	$(3,422,154)
Adjustments to Reconcile Net Loss to Net
Cash Used by Operating Activities:
Depreciation	414	312	726
Impairment of assets	528,894	-	528,894
Change in deriative liability	11,911	-	11,911
Amortization of intangibles	-	2,803	2,803
Employee option grants issued	-	46,500	46,500
Cancellation of employee stock option shares	-	354,750	354,750
Impairment of intangible assets	-	121,242	121,242
Common stock issued for services	457,600	-	457,600
Gain on settlement of debt	(111,457)	-	(111,457)
Deferred tax asset	-	170,800	170,800
Changes in operating assets and liabilities:
Increase in prepaid expenses	(400)	-	(400)
Accounts payable and accrued liabilities	(20,057)	(16,365)	(36,422)
Related party payables	19,131	280,535	299,666
Accrued salaries	83,333	-	83,333

Net Cash Used in Continuing Operating Activities	(10,101)	(1,482,107)	(1,492,208)
Net Cash Provided by Discontinued Operating Activities	-	1,678,016	1,678,016
Net Cash Provided by (Used in) Operating Activities	(10,101)	195,909	185,808

INVESTING ACTIVITIES

Purchase of property and equipment	-	(216,556)	(216,556)

Net Cash Used in Investing Activities	-	(216,556)	(216,556)

FINANCING ACTIVITIES

Proceeds from notes payable	15,000	-	15,000
Proceeds from issuance of common stock	-	30,000	30,000

Net Cash Provided by Financing Activities	15,000	30,000	45,000

NET INCREASE IN CASH	4,899	9,353	14,252
CASH AT BEGINNING OF PERIOD	9,453	100	100

CASH AT END OF PERIOD	$14,352	$9,453	$14,352

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:
CASH PAID FOR:
Income taxes paid	$-	$-	$-
Interest paid	-	-	-

NON CASH FINANCING ACTIVITIES:
Common stock issued for purchase of subsidiary	$510,000	$40,500	$550,500
Common stock cancelled	-	20,500	20,500
Contributed capital from forgiveness
of debt of a related party	579,034	-	579,034

The accompanying notes are an integral part of these financial statements.

TIGER OIL AND ENERGY, INC.
(Formerly UTEC, Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity
Tiger Oil and Energy, Inc., formerly UTEC, Inc., is a Nevada corporation organized on November 8, 1993 as a “For Profit” corporation for the purpose of engaging in any lawful activity.   On January 10, 2007, the Company purchased 100% of the shares of UTEC Corporation, Inc.   In 2007, the Company licensed technology covering the use of cold plasma oxidizer technology for the destruction of solid and liquid hazardous chemicals and biologicals.  During 2007 and 2008, the Company worked to validate the technology and prepare a business plan for its commercialization.

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

On October 1, 2009 the Company entered into an agreement to purchase 100% of the outstanding shares of C2R Energy Commodities, Inc., a Nevada corporation, in exchange for 4,050,000 shares of the Company’s restricted common stock.  The Company entered into this agreement due primarily to the fact that C2R owned certain intellectual property that the Company wished to acquire.

On October 29, 2010, the Company acquired all of the membership interest in Jett Rink Oil, LLC (“Jett Rink”) in exchange for 10,000,000 shares of the Company’s Common Stock.  Jett Rink is involved in the business relating to the exploration, development and production of oil and gas in the United States. At the closing of the Exchange Agreement, Jett Rink became a wholly-owned subsidiary of the Company and the Company acquired the business and operations of Jett Rink.

Basis of Presentation
The accompanying audited consolidated financial statements and related notes include the activity of the Company and its two wholly-owned subsidiaries, C2R Energy Commodities, Inc. and Jett Rink Oil, LLC and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-K.  All inter-company balances and transactions have been eliminated.

Reclassification
Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.   These reclassifications had no effect on reported losses.

TIGER OIL AND ENERGY, INC.
(Formerly UTEC, Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Development Stage Company Classification
Effective April 30, 2009, the Company has re-entered the development stage.  The Company divested its main revenue producing operations and since that date has not achieved significant revenue from its principle operations.The Company is a therefore currently a development stage company as defined by ASC 915.

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

Building and leasehold improvements:	10-25 years
Machinery and equipment:	10-15 years
Furniture and fixtures	3-7 years

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

Impairment of Long-Lived Assets
The Company follows the provisions of ASC 360 for its long-lived assets.  The Company’s long-lived assets, which include test equipment and purchased intellectual property rights, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

TIGER OIL AND ENERGY, INC.
(Formerly UTEC, Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Impairment of Long-Lived Assets (Continued)

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.  The Company determined that purchased intellectual property rights were deemed to be fully impaired and written-off during the year ended July 31, 2010.

Fair Value of Financial Instruments
The Company follows ASC 825 in accounting for its financial instruments.  The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The carrying amounts of financial assets and liabilities, such as accrued expenses, approximate their fair values because of the short maturity of these instruments.  The Company’s note payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at December 31, 2010.

Revenue Recognition
The Company follows the guidance of ASC 605 for revenue recognition.  The Company will recognize revenues when it is realized or realizable and earned less estimated future doubtful accounts.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.  The Company will derive majority of its revenue from sales of oil produced by its wells.

The Company uses the sales method to account for sales of crude oil and natural gas. Under this method, revenues are recognized based on actual volumes of oil and gas sold to purchasers. The volumes sold may differ from the volumes to which the Company is entitled based on the interest in the properties. These differences create imbalances which are recognized as a liability only when the imbalance exceeds the estimate of remaining reserves. Costs associated with production are expensed in the period incurred.

Stock-based Compensation
The Company adopted ASC 718 effective January 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of ASC 718.

TIGER OIL AND ENERGY, INC.
(Formerly UTEC, Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Basic Loss per Share
Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period.  Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive common shares outstanding as of December 31, 2010 or 2009.

Reporting Segments
ASC 280 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements regarding products and services, geographic areas and major customers. ASC 280 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performances.  Currently, ASC 280 has no effect on the Company’s consolidated financial statements as substantially all of the Company’s operations are conducted in one industry segment.

Oil and Gas Properties
The Company follows the full cost method of accounting for its oil and natural gas properties, whereby all costs incurred in connection with the acquisition, exploration for and development of petroleum and natural gas reserves are capitalized. Such costs include lease acquisition, geological and geophysical activities, rentals on non-producing leases, drilling, completing and equipping of oil and gas wells and administrative costs directly attributable to those activities and asset retirement costs. Disposition of oil and gas properties are accounted for as a reduction of capitalized costs, with no gain or loss recognized unless such adjustment would significantly alter the relationship between capital costs and proved reserves of oil and gas, in which case the gain or loss is recognized to income.Depletion and depreciation of proved oil and gas properties is calculated on the units-of-production method based upon estimates of proved reserves. Such calculations include the estimated future costs to develop proved reserves. Oil and gas reserves are converted to a common unit of measure based on the energy content of 6,000 cubic feet of gas to one barrel of oil. Costs of unevaluated properties are not included in the costs subject to depletion. These costs are assessed periodically for impairment.

TIGER OIL AND ENERGY, INC.
(Formerly UTEC, Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Ceiling Test
In applying the full cost method, Jett Rink performed an impairment test (ceiling test) at each reporting date, whereby the carrying value of oil and gas property and equipment is limited to the “estimated present value” of the future net revenues from its proved reserves, discounted at a 10-percent interest rate and based on current economic and operating conditions, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to any book and tax basis differences of the properties. Impairment expense for the fiscal years ended December 31, 2010 and 2009 was $200,881 and $-0-, respectively.

Asset Retirement Obligation
The Company follows ASC 410, Asset Retirement and Environmental Obligations which requires entities to record the fair value of a liability for asset retirement obligations (“ARO”) and recorded a corresponding increase in the carrying amount of the related long-lived asset. The asset retirement obligation primarily relates to the abandonment of oil and gas properties. The present value of the estimated asset retirement cost is capitalized as part of the carrying amount of oil and gas properties and is depleted over the useful life of the asset. The settlement date fair value is discounted at our credit adjusted risk-free rate in determining the abandonment liability. The abandonment liability is accreted with the passage of time to its expected settlement fair value. Revisions to such estimates are recorded as adjustments to ARO are charged to operations in the period in which they become known. At the time the abandonment cost is incurred, the Company is required to recognize a gain or loss if the actual costs do not equal the estimated costs included in ARO.

The ARO is based upon numerous estimates and assumptions, including future abandonment costs, future recoverable quantities of oil and gas, future inflation rates, and the credit adjusted risk free interest rate.

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

NOTE 2 - GOING CONCERN (CONTINUED)

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

Below is a listing of the most recent accounting pronouncements issued since through the date of this report. The Company has evaluated these pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position, or statements.

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160.

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

TIGER OIL AND ENERGY, INC.
(Formerly UTEC, Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

TIGER OIL AND ENERGY, INC.
(Formerly UTEC, Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows

NOTE 4 – PROPERTY AND EQUIPMENT, NET

The Company’s property and equipment as of December 31, 2010 and 2009 are summarized as follows:

	For the Years Ended
	December 31,
	2010	2009
Machinery and equipment	$-	$216,970
Construction in progress	-	111,457
Accumulated depreciation	-	-
Property and equipment, net	$-	$328,427

Depreciation expense for the fiscal years ended December 31, 2010 and 2009 was $412 and $312 respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

Through December 31, 2010, the Company has borrowed $19,064 from related parties to fund continuing operations.  These notes bear no interest, are due on demand and are uncollateralized.

On June 1, 2009 the Company entered into an employment agreement with its CEO.  Under the agreement, the Company has agreed to pay $200,000 per year and a bonus of up to 50% of the annual pretax earnings before depreciation and amortization, subject to a maximum of $100,000.  As of May 21, 2010 and December 31, 2009, the Company had accrued $283,333, and $200,000 of salary in conjunction with this agreement. On May 21, 2010 the Company’s CEO resigned and forgave all accrued salary due to him, resulting in an increase in additional paid-in capital in the amount of $283,333.  The CEO also had other outstanding liabilities owed to him by the Company of $80,602 at the time of resignation, resulting in a total increase in additional paid-in capital of $363,935.  On the same date, another related party forgave $215,099 in outstanding debts, resulting in a total contribution to capital in the amount of $579,034.

On May 21, 2010 the Company accepted the resignations of two Company directors. On the same date, both directors forgave all debts owed by the Company to the directors both personally and on behalf of all Companies controlled by the directors.

NOTE 6 – NOTES PAYABLE

On September 20, 2010 the Company borrowed a total of $15,000 from an unrelated third-party entity. The note bears interest at a rate of 6.0% per annum and is convertible at the option of the lender into common shares of the Company at the average bid quote for a period of five days prior to conversion.  The note has no formal payment terms or due date, other than being due one demand.  Due to the unknown quantity of shares to be issued pursuant to the future conversion of the note, the Company recorded a derivative liability in the amount of $11,911 relating to the conversion feature of the note, and a related loss on derivative liability in the same amount.

TIGER OIL AND ENERGY, INC.
(Formerly UTEC, Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows

NOTE 7 – ACQUISITION OF SUBSIDIARIES

Jett Rink Oil, LLC - On October 29, 2010, the Company, entered into an Exchange Agreement (the “Exchange Agreement”) with Jett Rink Oil, LLC, a Kansas limited liability company (“Jett Rink”) and Bill Herndon, the sole member of Jett Rink, pursuant to which the Company agreed to acquire from Bill Herndon all of the membership interest in Jett Rink in exchange for 10,000,000 shares of the Company’s Common Stock.  Jett Rink is involved in the business relating to the exploration, development and production of oil and gas in the United States. At the closing of the Exchange Agreement, Jett Rink became a wholly-owned subsidiary of the Company and the Company acquired the business and operations of Jett Rink.  The 10,000,000 shares issued were valued at the market value of $0.051 per share, resulting in $510,000 in total consideration paid for Jett Rink.  The acquisition was accounted for as a purchase transaction.

C2R Energy Commodities, Inc. - On October 1, 2009 the Company entered into an agreement to purchase 100% of the outstanding shares of C2R Energy Commodities, Inc., a Nevada corporation in exchange for 4,050,000 shares of the Company’s restricted common stock.  As part of this transaction, the Company recognized a purchase price of $40,500, which comprised of the following components:

Property and equipment, net	$725
Intangible assets	2,000
Goodwill	58,899
Net liabilities acquired	(21,124)
Purchase price	$40,500

On December 31, 2009, the Company evaluated the carrying value of its intangible assets, including goodwill.  Due to the Company’s current net loss position and uncertainty of cash flow, the Company impaired all intellectual property and goodwill.  This resulted in an impairment expense of $58,899.

NOTE 8 – STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock
The Company has 1,000,000 preferred shares authorized at a par value of $0.001 and 74,000,000 common shares authorized at par value of $0.001.  As of December 31, 2010 the Company has 42,013 shares of preferred stock and 52,478,159 shares of common stock issued and outstanding.  The following is a list of all sales of common the Company’s common stock for the year ended December 31, 2010 and 2009:

In October 2010, the Company issued an aggregate of 8,000,000 shares of common stock to four (4) individuals, at $0.05 per share, in exchange for directors’ services totaling $400,000.

On October 28, 2010, the Company issued 10,000,000 shares of restricted common stock in exchange for all the shares issued and outstanding of Jett Rink Oil, LLC valued at $0.051 per share.

December 30 2010, the Company issued 360,000 shares of common stock at $0.16 per share, in exchange for services totaling $57,600.

TIGER OIL AND ENERGY, INC.
(Formerly UTEC, Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows

NOTE 8 – STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Common Stock (Continued)

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

NOTE 9 – ENVIRONMENTAL AND OTHER CONTINGENCIES

The Company’s operations and earnings may be affected by various forms of governmental action in the United States. Examples of such governmental action include, but are by no means limited to: tax increases and retroactive tax claims; royalty and revenue sharing increases; import and export controls; price controls; currency controls; allocation of supplies of crude oil and petroleum products and other goods; expropriation of property; restrictions and preferences affecting the issuance of oil and gas or mineral leases; restrictions on drilling and/or production; laws and regulations intended for the promotion of safety and the protection and/or remediation of the environment; governmental support for other forms of energy; and laws and regulations affecting the Company’s relationships with employees, suppliers, customers, stockholders and others. Because governmental actions are often motivated by political considerations and may be taken without full consideration of their consequences, and may be taken in response to actions of other governments, it is not practical to attempt to predict the likelihood of such actions, the form the actions may take or the effect such actions may have on the Company.

Companies in the oil and gas industry are subject to numerous federal, state, local and regulations dealing with the environment. Violation of federal or state environmental laws, regulations and permits can result in the imposition of significant civil and criminal penalties, injunctions and construction bans or delays. A discharge of hazardous substances into the environment could, to the extent such event is not insured, subject the Company to substantial expense, including both the cost to comply with applicable regulations and claims by neighboring landowners and other third parties for any personal injury and property damage that might result.

The Company currently leases properties at which hazardous substances could have been or are being handled. In addition, many of these properties have been operated by third parties whose treatment and disposal or release of hydrocarbons or other wastes were not under the Company’s control. Under existing laws the Company could be required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators), to clean up contaminated property (including contaminated groundwater) or to perform remedial plugging operations to prevent future contamination. The Company is investigating the extent of any such liability and the availability of applicable defenses and believes costs related to these sites will not have a material adverse affect on the Company’s net income, financial condition or liquidity in a future period.

TIGER OIL AND ENERGY, INC.
(Formerly UTEC, Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows

NOTE 9 – ENVIRONMENTAL AND OTHER CONTINGENCIES (CONTINUED)

The Company’s liability for remedial obligations includes certain amounts that are based on anticipated regulatory approval for proposed remediation of former refinery waste sites. Although regulatory authorities may require more costly alternatives than the proposed processes, the cost of such potential alternative processes is not expected to be a material amount. Certain environmental expenditures are likely to be recovered by the Company from other sources, primarily environmental funds maintained by certain states. Since no assurance can be given that future recoveries from other sources will occur, the Company has not recorded a benefit for likely recoveries.

There is the possibility that environmental expenditures could be required at currently unidentified sites, and new or revised regulations could require additional expenditures at known sites. However, based on information currently available to the Company, the amount of future remediation costs incurred at known or currently unidentified sites is not expected to have a material adverse effect on the Company’s future net income, cash flows or liquidity. The Company has recorded $5,878 for its estimated asset retirement obligation as of December 31, 2010.

NOTE 10 – OIL AND GAS PROPERTIES

Oil and gas properties are stated at cost.  Depletion expense for the year ended December 31, 2010 and 2009 amounted to $-0- and $-0-, respectively. Gains and losses on sales and disposals are included in the statements of operations.  As of December 31, 2010 and 2009 oil and gas properties consisted of the following:

Capitalized Costs for Oil and Gas:

	For the Years Ended
	December 31,
	2010	2009
Producing Activities
Proved properties	$314,997	$-
Accumulated depletion	-	-

Net Oil and Gas Properties	$314,997	$-

Costs Incurred in Oil and Gas Acquisition and Development Activities
Produced properties	$314,997	$-
Accumulated depletion	-	-

Total	$314,997	$-

NOTE 12 – ASSET RETIREMENT OBLIGATION

The following table sets forth the principal sources of change of the asset retirement obligation for the years ended December 31, 2010 and 2009:

	For the Years Ended
	December 31,
	2010	2009
Asset retirement obligations	$5,878	$-
Revisions in estimated liabilities	$-	$-

TIGER OIL AND ENERGY, INC.
(Formerly UTEC, Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows

NOTE 13 – INCOME TAXES

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

	For the Years Ended
	December 31,
	2010	2009
Current taxes	$(381,993)	$(952,647)
Stock/options issued for services	178,464	156,488
Stock/options issued in acquisitions of subsidiaries	198,900	15,795
Contributed services	225,823	-
Depreciation and amortization	161	1,215
Impairment expense	206,269	47,284
Change in derivative liability	4,645	-
Valuation allowance	(432,269)	731,865
Total provision for income taxes	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2010 and 2009 due to the following:

	December 31,
	2010	2009
Loss carryforwards (expire through 2030)	$875,173	$(233,210)

Total gross deferred tax asset	328,077	(104,193)
Valuation allowance	(328,077)	104,193
Net deferred tax assets	-	-
Deferred tax liabilities	-	-
Net deferred taxes	$-	$-

NOTE 13 – INCOME TAXES (CONTINUED)

At December 31, 2010, the Company had net operating loss carry forwards of approximately $875,173 that may be offset against future taxable income through 2030.  The Company adopted the provisions of ASC 740 at the beginning of fiscal year 2008. As a result of this adoption, the Company has not made any adjustments to deferred tax assets or liabilities. The Company did not identify any material uncertain tax positions on returns that have been filed or that will be filed. The Company has not had operations resulting in net income and is carrying a large Net Operating Loss as disclosed above.  Since it is not thought that this Net Operating Loss will ever produce a tax benefit, even if examined by taxing authorities and disallowed entirely, there would be no effect on the financial statements.

TIGER OIL AND ENERGY, INC.
(Formerly UTEC, Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows

NOTE 14 – DISCONTINUED OPERATIONS

In April 2009, the Company sold its commercial explosives development, analysis, testing and manufacturing business in a non-cash transaction to a related party in exchange for stock in the Company totaling 22,500,000 shares.  The stock was cancelled in July of 2009.  A breakdown of the loss associated with the discontinued operations is presented in the table below.

	For the Years Ended
	December 31,
	2010	2009
Sales revenue	$-	$1,039,595
Cost of goods sold	-	(353,544)
Operating expenses	-	(376,401)
Net operating income (loss)	-	309,650

Loss on disposal of assets	-	(1,730,742)
Net loss	$-	$(1,421,092)

NOTE 15 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company management reviewed all other material events through the date of this report and there are no material subsequent events to report.

SUPPLEMENTARY INFORMATION ON OIL AND GAS
DEVELOPMENT AND PRODUCING ACTIVITIES
(UNAUDITED)

The following supplemental unaudited information regarding the Company’s oil and gas activities is presented pursuant to the disclosure requirements of SFAS No. 69. The standardized measure of discounted future net cash flows is computed by applying constant prices of oil and gas to the estimated future production of proved oil and gas reserves, less estimated future expenditures (based on period-end costs) to be incurred in developing and producing the proved reserves, less estimated future income tax expenses (based on period-end statutory tax rates) to be incurred on pre-tax net cash flows less tax basis of the properties and available credits, and assuming continuation of existing economic conditions. The estimated future net cash flows are then discounted using a rate of 10 percent per year to reflect the estimated timing of the future cash flows.  All operations of the Company are located in the United States.

(1)	Capitalized Costs Relating to Oil and Gas Producing Activities:

	December 31,	December 31,
	2010	2009
Proved leasehold costs	$314,997	$-
Costs of wells and development	-	-
Capitalize asset retirement obligations	(5,878)	-
Total cost of oil and gas properties	$309,119	$-

Unproved oil and gas properties	$-	$-
Accumulated depreciation and depletion	-	-
Net Capitalized Costs	$309,119	$-

TIGER OIL AND ENERGY, INC.
(Formerly UTEC, Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows

(2)	Costs Incurred in Oil and Gas Property Acquisition, Exploration, and Development Activities:
(3)

	For the	For the
	Year Ended	Year Ended
	December 31,	December 31,
	2010	2009
Acquisition of Properties:
Proved	$309,119	$-
Unproved	-	-
Exploration costs	-	-
Development costs	-	-
Total	$309,119	$-

SUPPLEMENTARY INFORMATION ON OIL AND GAS
DEVELOPMENT AND PRODUCING ACTIVITIES (CONTINUED)
(UNAUDITED)

(4)	Results of Operations for Producing Activities:

	For the	For the
	Year Ended	Year Ended
	December 31,	December 31,
	2010	2009
Sales	$-	$-
Production costs	-	-
Depreciation and depletion	-	-
Income tax benefit	-	-
Results of operations for producing activities (excluding corporate overhead and interest costs)	$-	$-

(5)	Reserve Quantity Information

Our proved reserves at July 31, 2010 are set forth below:

	Oil	Gas
	(MBbls)	(MMcf)
Proved developed producing	-	-
Proved developed non-producing	1,138,168	-
Proved undeveloped	-	-
Total Proved, at December 31, 2010	1,138,168	-

TIGER OIL AND ENERGY, INC.
(Formerly UTEC, Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows

A summary of changes in reserve quantities for the years ended December 31, 2010 and 2009 are set forth below:

	Oil	Gas
	(MBbls)	(MMcf)
Proved reserves at December 31, 2008	-	-

Revisions of previous estimates	-	-
Purchases of minerals in place	-	-
Extensions and discoveries	-	-
Production	-	-
Proved reserves at December 31, 2009	-	-

	Oil	Gas
	(MBbls)	(MMcf)
Proved reserves at December 31, 2009	-	-
Revisions of previous estimates	-	-
Purchases of minerals in place	1,138,168	-
Extensions and discoveries	-	-
Production	-	-
Sales of minerals in place	-	-
Proved reserves at December 31, 2010	1,138,168	-

During the years ended December 31, 2010 and 2009, the Company had reserve studies and estimates prepared on its various properties.  The difficulties and uncertainties involved in estimating proved oil and gas reserves makes comparisons between companies difficult.  Estimation of reserve quantities is subject to wide fluctuations because it is dependent on judgmental interpretation of geological and geophysical data.

(6)	Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

	December 31,	December 31,
	2010	2009
Future cash inflows	$554,303	$-
Future production costs	(36,000)	-
Future development costs	(10,000)	-
Future tax expense	(41,573)	-
Future net cash flows	466,730	-
Discounted for estimated timing of cash flows at 10%	(157,246)	-
Standardized measure	$309,484	$-

TIGER OIL AND ENERGY, INC.
(Formerly UTEC, Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows

SUPPLEMENTARY INFORMATION ON OIL AND GAS
DEVELOPMENT AND PRODUCING ACTIVITIES (CONTINUED)
(UNAUDITED)

The following schedule summarizes changes in the standardized measure of discounted future net cash flow relating to proved oil and gas reserves:

	For the	For the
	Year Ended	Year Ended
	December 31,	December 31,
	2010	2009
Standardized measure, beginning of year	$-	$-
Extensions, discoveries and improved recovery	-	-
Revisions of previous estimates	-	-
Purchases of minerals in place	309,484	-
Sales of minerals in place	-	-
Net change in process and production costs	-	-
Accretion of discount	5,202	-
Oil and gas sales, net of production costs	-	-
Changes in estimated future development costs	-	-
Previously estimated development cost incurred	-	-
Net change in income taxes	-	-
Change in timing of estimated future production	-	-
Standardized measure, end of year	$314,686	$-

The preceding schedules relating to proved oil and gas reserves, standardized measure of discounted future net cash flows and changes in the standardized measure of discounted future net cash flows have their foundation in engineering estimates of future net revenues that are derived from proved reserves and prepared using the prevailing economic conditions. These reserve estimates are made from evaluations conducted by independent geologists, of such properties and will be periodically reviewed based upon updated geological and production data.  Estimates of proved reserves are inherently imprecise.

Subsequent development and production of Company’s reserves will necessitate revising the present estimates.  In addition, information provided in the above schedules does not provide definitive information as the results of any particular year but, rather, helps explain and demonstrate the impact of major factors affecting the Company’s oil and gas producing activities.  Therefore, the Company suggests that all of the aforementioned factors concerning assumptions and concepts should be taken into consideration when reviewing and analyzing this information.