Form 10-Q
period 2011-03-31
Tiger Oil & Energy, Inc.
filed 2011-05-23
CIK 1386018

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☐      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2011

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

(702) 839-4029
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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 20, 2011, the Company had 52,478,159 issued and outstanding shares of its common stock.

TABLE OF CONTENTS

		Page

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets – March 31, 2011 (unaudited) and December 31, 2010	2

	Statements of Operations – three months ended March 31, 2011 and 2010 and the period from inception of the exploration stage on April 30, 2009 to March 31, 2011 (unaudited)	3

	Consolidated Statements of Stockholders’ Equity	4

	Statements of Cash Flows – three months ended March 31, 2011 and 2010 and the period from inception of the exploration stage on April 30, 2009 to March 31, 2011 (unaudited)	5

	Notes to Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitive and Qualitative Disclosures About Market Risk	11

Item 4T.	Controls and Procedures	11

PART II – OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 5.	Other Information	12

Item 6.	Exhibits	13

	Signatures	14

PART I — FINANCIAL INFORMATION

The accompanying interim unaudited financial statements of Tiger Oil and Energy, Inc. (a Nevada corporation) are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the year ended December 31, 2010 included in a 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on April 14, 2010. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying interim financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying interim financial statements for the three months ended March 31, 2011are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2011.

TIGER OIL AND ENERGY, INC.
(Formerly UTEC, Inc.)
(An Exploration Stage Company)
Consolidated Balance Sheets

ASSETS

	March 31,	December 31,
	2011	2010
	(Unaudited)
CURRENT ASSETS

Cash and cash equivalents	$83	$14,352
Prepaid expenses	-	400

Total Current Assets	83	14,752

OTHER ASSETS

Oil and gas properties, net	394,997	314,997

Total Other Assets	394,997	314,997

TOTAL ASSETS	$395,080	$329,749

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$7,670	$4,103
Related-party payables	54,464	19,064
Notes payable	15,240	15,240
Derivative liability	16,850	11,911

Total Current Liabilities	94,224	50,318

LONG-TERM LIABILITIES

Asset retirement obligation	6,010	5,878

Total Long-Term Liabilities	6,010	5,878

TOTAL LIABILITIES	100,234	56,196

STOCKHOLDERS' EQUITY

Preferred stock - 1,000,000 shares authorized, $0.001 par value;
42,013 issued and outstanding	42	42
Common stock - 74,000,000 shares authorized, $0.001 par value;
52,728,159 and 52,478,159 issued and outstanding, respectively	52,728	52,478
Additional paid-in capital	4,212,139	4,167,389
Deficit accumulated incured prior to the exploration stage	(524,202)	(524,202)
Deficit accumulated during the exploration stage	(3,445,861)	(3,422,154)

Total Stockholders' Equity	294,846	273,553

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$395,080	$329,749

The accompanying notes are an integral part of these financial statements.

TIGER OIL AND ENERGY, INC.
(Formerly UTEC, Inc.)
(An Exploration Stage Company)
Consolidated Statements of Operations
(Unaudited)

			From Inception
			on April 30 2009
	For the Three Months Ended		through
	March 31,		March 31,
	2011	2010	2011

REVENUES	$-	$-	$-
COST OF SALES	-	-	-
GROSS MARGIN	-	-	-

OPERATING EXPENSES

Amortization of deferred tax benefit	-	-	170,800
Impairment of intangible assets	-	-	650,136
Management fees	-	-	1,109,933
General and administrative	18,543	60,045	228,138

Total Operating Expenses	18,543	60,045	2,159,007

LOSS FROM OPERATIONS	(18,543)	(60,045)	(2,159,007)

OTHER INCOME (EXPENSE)

Interest expense	(225)	(109)	(586)
Gain on forgiveness of debt	-	-	111,674
Other income	-	-	40,000
Loss on derivative liability	(4,939)	-	(16,850)

Total Other Income (Expense)	(5,164)	(109)	134,238

LOSS BEFORE TAXES	(23,707)	(60,154)	(2,024,769)

Provision for income taxes	-	-	-

NET LOSS FROM CONTINUING OPERATIONS	(23,707)	(60,154)	(2,024,769)

Net income from discontinued operations	-	-	309,650
Loss on disposal of discontinued operations	-	-	(1,730,742)

Loss from Discontinued Operations,
Net of Income Taxes	-	-	(1,421,092)

NET LOSS	$(23,707)	$(60,154)	$(3,445,861)

BASIC AND DILUTED LOSS PER SHARE
FROM CONTINUING OPERATIONS	$(0.00)	$(0.00)
BASIC AND DILUTED LOSS PER SHARE
FROM DISCONTINUED OPERATIONS	-	-

TOTAL BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	52,642,048	34,118,159

The accompanying notes are a integral part of these financials statements.

TIGER OIL AND ENERGY, INC.
(Formerly UTEC, Inc.)
(An Exploration Stage Company)
Consolidated Statements of Stockholders' Equity

						Deficit
					Additional	Accumulated
	Preferred Stock		Common Stock		Paid-In	During the
	Shares	Amount	Shares	Amount	Capital	Exploration Stage	Total

Balance, December 31, 2008	42,013	$42	51,968,159	$51,968	$2,149,515	$(524,202)	$1,677,323

Option expense pursuant to employee
option plan	-	-	-	-	401,250	-	401,250

Operational segment sold in exchange
for common stock	-	-	(22,500,000)	(22,500)	22,500	-	-

Common stock issued for purchase
of subsidiary at $0.01 per share	-	-	4,050,000	4,050	36,450	-	40,500

Common stock issued for cash
at $0.05 per share	-	-	600,000	600	29,400	-	30,000

Net loss for the year ended
December 31, 2009	-	-	-	-	-	(2,442,684)	(2,442,684)

Balance, December 31, 2009	42,013	42	34,118,159	34,118	2,639,115	(2,966,886)	(293,611)

Common stock issued for services
at $0.05 per share in October 2010	-	-	8,000,000	8,000	392,000	-	400,000

Common stock issued in acquisition of
Jett Rink subsidiary	-	-	10,000,000	10,000	500,000	-	510,000

Common stock issued for services at
$0.16 pere share on December 30, 2010	-	-	360,000	360	57,240	-	57,600

Contributed capital	-	-	-	-	579,034	-	579,034

Net loss for the year ended
December 31, 2010	-	-	-	-	-	(979,470)	(979,470)

Balance, December 31, 2010	42,013	42	52,478,159	52,478	4,167,389	(3,946,356)	273,553

Common stock issued for oil and gas leases
at $0.18 per share (unaudited)	-	-	250,000	250	44,750	-	45,000

Net loss for the three months ended
March 31, 2011 (unaudited)	-	-	-	-	-	(23,707)	(23,707)

Balance, March 31, 2011 (unaudited)	42,013	42	52,728,159	$52,728	$4,212,139	$(3,970,063)	$294,846

The accompanying notes are an integral part of these financial statements.

TIGER OIL AND ENERGY, INC.
(Formerly UTEC, Inc.)
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			From Inception
			on April 30 2009
	For the Three Months Ended		through
	March 31,		March 31,
	2011	2010	2011
OPERATING ACTIVITIES

Net loss	$(23,707)	$(60,154)	$(3,445,861)
Adjustments to Reconcile Net Loss to Net
Cash Used by Operating Activities:
Depreciation	-	312	726
Impairment of goodwill	-	-	528,894
Change in deriative liability	3,309	-	15,220
Amortization of intangibles	-	-	2,803
Employee option grants issued	-	-	46,500
Cancellation of employee stock option shares	-	-	354,750
Impairment of intangible assets	-	-	121,242
Common stock issued for services	-	-	457,600
Gain on settlement of debt	-	-	(111,457)
Deferred tax asset	-	-	170,800
Changes in operating assets and liabilities:
Increase in prepaid expenses	400	-	-
Related party payables	400	(235)	(36,022)
Accounts payable and accrued liabilities	3,567	-	303,233
Accrued salaries	-	54,919	83,333

Net Cash Used in Continuing Operating Activities	(16,031)	(5,158)	(1,508,239)
Net Cash Provided by Discontinued Operating Activities	-	-	1,678,016
Net Cash Provided by (Used in) Operating Activities	(16,031)	(5,158)	169,777

INVESTING ACTIVITIES

Purchase of property and equipment	-	-	(216,556)

Net Cash Used in Investing Activities	-	-	(216,556)

FINANCING ACTIVITIES

Proceeds from note payable	-	-	15,000
Proceeds from the sale of common stock	-	-	30,000

Net Cash Provided by Financing Activities	-	-	45,000

NET INCREASE (DECREASE) IN CASH	(16,031)	(5,158)	(1,779)
CASH AT BEGINNING OF PERIOD	14,352	9,453	100

CASH AT END OF PERIOD	$(1,679)	$4,295	$(1,679)

The accompanying notes are an integral part of these financial statements.

TIGER OIL AND ENERGY, INC.
(Formerly UTEC, Inc.)
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			From Inception
			on April 30,
	For the Three Months Ended		2009 through
	March 31,		March 31,
	2011	2010	2011

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Income taxes	$-	$-	$-
Interest	-	-	-

NON CASH FINANCING ACTIVITIES:
Common stock issued in purchases
of subsidiaries	$-	$-	$550,500
Common stock and debt issued for
oil and gas leases	80,000	-	80,000
Common stock cancelled	-	-	20,500
Contributed capital from forgiveness
of debt of a related-party	-	-	579,034

The accompanying notes are an integral part of these financial statements.

TIGER OIL AND ENERGY, INC.
(Formerly UTEC, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
March 31, 2011 and December 31, 2010

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2010 audited financial statements.  The results of operations for the period ended March 31, 2011 is not necessarily indicative of the operating results for the full year.

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

TIGER OIL AND ENERGY, INC.
(Formerly UTEC, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
March 31, 2011 and December 31, 2010

NOTE 4 – NOTES PAYABLE

On September 20, 2010 the Company borrowed a total of $15,000 from an unrelated third-party entity. The note bears interest at a rate of six percent per annum and is convertible at the option of the lender into common shares of the Company at the average bid quote for a period of five days prior to conversion.  The note has no formal payment terms or due date, other than being due one demand.  Due to the unknown quantity of shares to be issued pursuant to the future conversion of the note, the Company recorded a derivative liability in the amount of $15,088 relating to the conversion feature of the note, and a related loss on derivative liability in the same amount.

On February 1, 2011, the Company issued a note to a related party in exchange for $35,000 payment toward the purchase of certain oil leases in Kansas.  The note is non-interest bearing, and due on January 31, 2012 (see Note 5 below).

NOTE 5 – PURCHASE OF OIL AND MINERAL LEASES

On February 1, 2011, the Company entered into an agreement with a related party to purchase a 100 percent interest in three oil and mineral leases in Cowley, County, Kansas.  As consideration for the purchase, the Company issued a non-interest bearing note for $35,000, and 250,000 shares of its common stock valued at the market rate of $0.18 per share.  The total consideration paid for the leases was $80,000.

NOTE 6 – COMMON STOCK

On February 1, 2011, the Company issued 250,000 common shares to a related party as part of an oil lease purchase agreement. (See Note 5 above)  The shares were valued at $0.18 per share based upon the closing share price on the date of issuance, resulting in an aggregate share value of $45,000.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and there are no material subsequent events to report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-Q.  The Company’s fiscal year end is December 31.

Tiger Oil and Energy, Inc. ( formerly UTEC INC., formerly Lyon Capital Venture Corp.), is a Nevada corporation organized on November 8, 1993 as a “For Profit” corporation for the purpose of engaging in any lawful activity.  The Company was in the development stage through December 31, 2006.  The year ended December 31, 2007 was the first year in which the Company commenced operations.  On January 10, 2007, the Company purchased 100% of the shares of UTEC Corporation, Inc. for  22,500,000 of the Company’s common shares and 20,000 of the Company’s preferred shares.  The Company also issued 2,525,000 common shares in finder’s fees.

Our business was to offer state-of-the-art testing and analysis to clients worldwide.  The Company operated a chemical research and development laboratory near Riverton, Kansas, which specialized in commercial explosives development and analysis. The Company also operated a destructive test facility near Hallowell, Kansas, which specializes in determining the detonating characteristics of commercial explosives.

The 2007 calendar year was the first year of operation for the Company after it acquired the UTEC Corporation from Energetic Systems Inc, LLC. In 2007, the Company was organized into three marketing units, Energetic Materials, Specialty Chemicals and Raw Materials and Hazardous Chemicals and Biological Waste Destruction. The Company’s historical legacy business was primarily constituted by the first two marketing units and almost exclusively within the commercial explosives market. The new marketing unit, Hazardous Chemicals and Biological Waste Destruction was in a development stage through June of 2009, and had no commercial revenues. This business unit was structured in order to pursue commercialization of Cold Plasma Oxidizer waste destruction systems during 2009. During the latter part of 2008, the Directors and Management conducted a review of the Company’s business prospects and concluded that the legacy activities of UTEC Corporation were not sufficient to fund development and commercialization of the waste destruction business. Consequently, the Directors and Management began exploring various means to continue the growth of the business and fund the final development and commercialization of the waste destruction technology licensed from Ceramatec. A decision was made to sell the legacy business to Energetic Systems, Inc., LLC., and retain within the UTEC consolidated group the Ceramatec license and waste destruction assets developed over the past two years. The effect of this would be to simplify and focus the activities of the Company on the waste destruction business, eliminate the need to inject additional cash required to fund the legacy business, and thereby make the Company more attractive to potential lenders and investors. The sale was completed on April 26, 2009, with effect from April 1, 2009. On September 2, 2009 the Company received a termination notice from Ceramatec that this agreement was cancelled for non-performance. The Company had issued 850,000 shares of common stock to Ceramatec that Ceramatec could sell starting two years from the date of the agreement. These unregistered shares were issued under section 4(2) of the Securities Act of 1933 as they were transactions by an issuer not involving any public offering.

On October 1, 2009 the Company purchased 100% of the outstanding shares of C2R Energy Commodities Inc for 4,050,000 shares of the Company’s common stock. These unregistered shares were issued under section 4(2) of the Securities Act of 1933 as they were transactions by an issuer not involving any public offering.

On July 29, 2010, the Company entered into an Exchange Agreement with Jett Rink Oil, LLC, a Kansas limited liability company (“Jett Rink”) and Bill Herndon, the sole member of Jett Rink, pursuant to which the Company agreed to acquire from Bill Herndon all of the membership interest in Jett Rink in exchange for 10,000,000 shares of the Company’s common stock. Jett Rink is involved in the business relating to the exploration, development and production of oil and gas in the United States.

The closing of the Jett Rink transaction was subject to the satisfaction of certain pre-closing conditions, including (i) changing the name of the Company to “Tiger Oil and Energy, Inc.,” (ii) the cancellation of all of the 4,650,000 outstanding options that had been granted to the Company’s key employees, consultants, officers and directors pursuant to the Company’s non-qualified stock option plan, and (iii) completion of audited financial statements of Jett Rink, among others. These closing conditions were satisfied and the Exchange Agreement was consummated on October 29, 2010. Accordingly, the Company changed its corporate name to Tiger Oil and Energy, Inc.

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

On November 29th the Company expanded its original agreement and entered into a joint venture agreement with Black Hawk Exploration covering approximately 2,553 acres of oil and gas leases in Cowley County, Kansas. BHWX owns 100% of the leases within the Prospect Area and has an undivided 81.5% working interest in and to the oil and gas leases and its previous ten shut-in oil and gas wells.

The joint agreement includes one shut-in oil/gas well, the #1 Baker, located on the Keith Baker lease. Also subject to joint development is a 100% interest in nine other oil wells previously shut-in. The Company’s program calls for re-working all ten locations directly or in joint venture with Black Hawk and returning all of them to cash flow production.

On Feb. 4th, 2011, Tiger Oil and Energy, Inc. retained International IR Inc. (IRR) to provide media services. IIR is a strategic consulting firm that works primarily with emerging growth companies in the resource sector. IIR will focus on providing multiple information platforms to share TGRO's negotiate on behalf of the Company acquisition, exploration and joint venture strategies.

On February 9th, 2011, - Tiger Oil and Energy, acquired a 100% interest in three Oil and Gas leases totaling 400 acres in Southern Kansas, comprised of three historically productive properties. Tiger's Geologist has reviewed the Holman #2, #3, #4, and #5; the Adams #1 and the Glasse wells commonly known as the Wise #1 and Roberts #1 and have recommended a seven-well exploration and production study. All the leases acquired by the parties covering lands within the prospect area are owned 100% by TGRO with an undivided eighty-one and one-half percent (81.5%) working interest in the oil and gas leases described. The Company issued a Note and 250,000 shares of its common stock in the acquisition. These shares had not been issued at the date of this report.

On March 31, 2011, we purchased, at auction, two shut-in oil wells located in Ness County KS, for cash.

Revenues

Revenues for the three-month period ended March 31, 2011 and 2010 were $-0-.  The Company divested all assets that generated revenue in the second quarter of 2009 as part of the sale of the legacy business.  These operations are classified as discontinued in the Company’s financial statements.

Expenses

Operating expenses for the three-month period ended March 31, 2011 and 2010 were $18,453 and $60,045, respectively.

Net Loss

For the three months ended March 31, 2011 and 2010, the Company recognized a net loss in the amount of $23,707 and $60,154, respectively.

Liquidity and Capital Resources

As of March 31, 2011, the company had $83 in cash on hand.  During the three months ended March 31, 2011 and 2010, the Company used cash in operating activities in the amounts of $16,031 and $5,158, respectively.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4T. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to Tiger Oil and Energy management as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2011, due primarily to a lack of segregation of duties.

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

On December 13, 2010 the Company issued 600,000 shares of common stock to a private investor for cash consideration of $60,000

On January 04, 2011 the Company issued 8,000,000 shares of its common stock to officers of the Company for services provided.  The fair value of the shares was determined based on the market price of $0.16 per share on the date of issuance.

On February 9th, 2011, - Tiger Oil and Energy, acquired a 100% interest in three Oil and Gas leases totaling 400 acres in Southern Kansas, comprised of three historically productive properties. The Company issued a note and 250,000 shares of its common stock in the acquisition. These shares have not been issued as of the date of this report.

Item 5.  Other Information

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

TIGER OIL AND ENERGY, INC.

May 20, 2011	By:
/s/ Kenneth B. Liebscher
Kenneth B. Liebscher, Director & CEO