Form 10-Q
period 2011-06-30
Tiger Oil & Energy, Inc.
filed 2011-08-12
CIK 1386018

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q

(Mark One)

☐      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

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

Large accelerated filer  [  ]      Accelerated Filer    [  ]      Non-accelerated filer    [  ]      (Do not check if a smaller reporting company) Smaller reporting company[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  [  ]   No  [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 15, 2011, the Company had 52,728,159 issued and outstanding shares of its common stock.

PART I — FINANCIAL INFORMATION

The accompanying interim unaudited financial statements of Tiger Oil and Energy, Inc. (a Nevada corporation) are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the year ended December 31, 2010 included in a 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on April 14, 2010. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying interim financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying interim financial statements for the six months ended June 30, 2011 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2011.

TIGER OIL AND ENERGY, INC.
(Formerly UTEC, Inc.)

Consolidated Financial Statements

December 31, 2010 and June 30, 2011

TIGER OIL AND ENERGY, INC.
(Formerly UTEC, Inc.)
(An Exploration Stage Company)
Consolidated Balance Sheets

ASSETS

	June 30,	December 31,
	2011	2010
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$50	$14,352
Prepaid expenses	-	400

Total Current Assets	50	14,752

OTHER ASSETS
Oil and gas properties, including $81,000 of
unproved property costs using the successful
efforts method of accounting	395,997	314,997

Total Other Assets	395,997	314,997

TOTAL ASSETS	$396,047	$329,749

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$17,065	$4,103
Related-party payables	56,664	19,064
Note payable	15,240	15,240
Derivative liability	9,354	11,911

Total Current Liabilities	98,323	50,318

LONG-TERM LIABILITIES
Asset retirement obligation	6,145	5,878

Total Long-Term Liabilities	6,145	5,878

TOTAL LIABILITIES	104,468	56,196

STOCKHOLDERS' EQUITY
Preferred stock - 1,000,000 shares authorized, $0.001 par value;
42,013 issued and outstanding	42	42
Common stock - 74,000,000 shares authorized, $0.001 par value;
52,728,159 and 52,478,159 issued and outstanding, respectively	52,728	52,478
Additional paid-in capital	4,212,139	4,167,389
Deficit accumulated incurred prior to the exploration stage	(524,202)	(524,202)
Deficit accumulated during the exploration stage	(3,449,128)	(3,422,154)

Total Stockholders' Equity	291,579	273,553

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$396,047	$329,749

The accompanying notes are an integral part of these financial statements.

TIGER OIL AND ENERGY, INC.
(Formerly UTEC, Inc.)
(An Exploration Stage Company)
Consolidated Statements of Operations
(Unaudited)

					From Inception
					on April 30,
	For the Three Months Ended		For the Six Months Ended		2009 through
	June 30,		June 30,		June 30,
	2011	2010	2011	2010	2011

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES

Accretion expense	-	-	267	-	267
Amortization of deferred tax benefit	-	-	-	-	170,800
Impairment of intangible assets	-	-	-	-	650,136
Management fees	-	-	-	-	1,109,933
General and administrative	10,271	39,438	28,814	99,592	238,409

Total Operating Expenses	10,271	39,438	29,081	99,592	2,169,545

LOSS FROM OPERATIONS	(10,271)	(39,438)	(29,081)	(99,592)	(2,169,545)

OTHER INCOME (EXPENSE)

Interest expense	(225)	(109)	(450)	(109)	(811)
Gain on forgiveness of debt	-	-	-	-	111,674
Other income	-	-	-	-	40,000
Gain (loss) on derivative liability	7,496	-	2,557	-	(9,354)

Total Other Expense	7,271	(109)	2,107	(109)	141,509

LOSS BEFORE TAXES	(3,000)	(39,547)	(26,974)	(99,701)	(2,028,036)

Provision for income taxes	-	-	-	-	-

NET LOSS FROM CONTINUING OPERATIONS	(3,000)	(39,547)	(26,974)	(99,701)	(2,028,036)

Net income from discontinued operations	-	-	-	-	309,650
Loss on disposal of discontinued operations	-	-	-	-	(1,730,742)

Loss from Discontinued Operations,
Net of Income Taxes	-	-	-	-	(1,421,092)

NET LOSS	$(3,000)	$(39,547)	$(26,974)	$(99,701)	$(3,449,128)

BASIC LOSS PER SHARE
FROM CONTINUING OPERATIONS	$(0.00)	$(0.00)	$(0.00)	$(0.00)

BASIC LOSS PER SHARE
FROM DISCONTINUED OPERATIONS	$0.00	$0.00	$0.00	$0.00

TOTAL BASIC LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	52,728,159	34,118,159	52,685,341	34,118,159

The accompanying notes are a integral part of these financials statements.

TIGER OIL AND ENERGY, INC.
(Formerly UTEC, Inc.)
(An Exploration Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)

						Deficit
					Additional	Accumulated
	Preferred Stock		Common Stock		Paid-In	During the
	Shares	Amount	Shares	Amount	Capital	Exploration Stage	Total

Balance, December 31, 2006	22,013	$22	25,917,159	$25,917	$-	$(33,951)	$(8,012)

Common stock issued for acquisition
at $0.08 per share	-	-	22,500,000	22,500	1,879,439	-	1,901,939

Common shares issued for finders
fee at $0.001 per share	-	-	2,525,000	2,525	-	-	2,525

Preferred shares issued for acquisition
at $0.001 per share	20,000	20	-	-	-	-	20

Common stock issued pursuant to employment
stock grants at $0.06 per share	-	-	1,914,000	1,914	105,487	-	107,401

Common shares issued for intangible assets
at $0.08 per share	-	-	850,000	850	70,750	-	71,600

Common shares issued for services
at $0.45 per share	-	-	50,000	50	22,450	-	22,500

Capital contribution by shareholder	-	-	-	-	38,250	-	38,250

Net loss for the year ended
December 31, 2007	-	-	-	-	-	(285,341)	(285,341)

Balance, December 31, 2007	42,013	$42	53,756,159	$53,756	$2,116,376	$(319,292)	$1,850,882

Cancelled share issued pursuant to
employee stock grants	-	-	(1,898,000)	(1,898)	(105,485)	-	(107,383)

Common stock issued for cash
at $0.38 per share	-	-	110,000	110	41,874	-	41,984

Option expense pursuant to employee
option plan	-	-	-	-	96,750	-	96,750

Net loss for the year ended
December 31, 2008	-	-	-	-	-	(204,910)	(204,910)

Balance, December 31, 2008	42,013	42	51,968,159	51,968	2,149,515	(524,202)	1,677,323

Option expense pursuant to employee
option plan	-	-	-	-	401,250	-	401,250

Operational segment sold in exchange
for common stock	-	-	(22,500,000)	(22,500)	22,500	-	-

Common stock issued for purchase
of subsidiary at $0.01 per share	-	-	4,050,000	4,050	36,450	-	40,500

Common stock issued for cash
at $0.05 per share	-	-	600,000	600	29,400	-	30,000

Net loss for the year ended
December 31, 2009	-	-	-	-	-	(2,442,684)	(2,442,684)

Balance, December 31, 2009	42,013	42	34,118,159	34,118	2,639,115	(2,966,886)	(293,611)

Common stock issued for services
at $0.05 per share in October 2010	-	-	8,000,000	8,000	392,000	-	400,000

Common stock issued in acquisition of
Jett Rink subsidiary	-	-	10,000,000	10,000	500,000	-	510,000

Common stock issued for services at
$0.16 pere share on December 30, 2010	-	-	360,000	360	57,240	-	57,600

Contributed capital	-	-	-	-	579,034	-	579,034

Net loss for the year ended
December 31, 2010	-	-	-	-	-	(979,470)	(979,470)

Balance, December 31, 2010	42,013	42	52,478,159	52,478	4,167,389	(3,946,356)	273,553

Common stock issued for oil and gas leases
at $0.18 per share (unaudited)	-	-	250,000	250	44,750	-	45,000

Net loss for the six months ended
June 30, 2011 (unaudited)	-	-	-	-	-	(26,974)	(26,974)

Balance, June 30, 2011 (unaudited)	42,013	$42	52,728,159	$52,728	$4,212,139	$(3,973,330)	$291,579

The accompanying notes are an integral part of these financial statements.

TIGER OIL AND ENERGY, INC.
(Formerly UTEC, Inc.)
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			From Inception
			on April 30,
	For the Six Months Ended		2009 through
	June 30,		June 30,
	2011	2010	2011
OPERATING ACTIVITIES

Net loss	$(26,974)	$(99,701)	$(3,449,128)
Adjustments to Reconcile Net Loss to Net
Cash Used by Operating Activities:
Depreciation expense	-	3,740	726
Accretion expense	267	-	267
Impairment of goodwill	-	-	528,894
Change in deriative liability	(2,557)	-	9,354
Amortization of intangibles	-	-	2,803
Employee option grants issued	-	-	46,500
Cancellation of employee stock option shares	-	-	354,750
Impairment of intangible assets	-	-	121,242
Common stock issued for services	-	-	457,600
Gain on settlement of debt	-	-	(111,457)
Deferred tax asset	-	-	170,800
Changes in operating assets and liabilities:
Increase in prepaid expenses	400	-	-
Related party payables	2,600	19,131	(33,822)
Accounts payable and accrued liabilities	12,962	70,915	312,628
Accrued salaries	-	-	83,333

Net Cash Used in Continuing Operating Activities	(13,302)	(5,915)	(1,505,510)
Net Cash Provided by Discontinued Operating Activities	-	-	1,678,016
Net Cash Provided by (Used in) Operating Activities	(13,302)	(5,915)	172,506

INVESTING ACTIVITIES

Purchase of property and equipment	-	(3,326)	(216,556)
Purchase of oil and gas properties	(1,000)	-	(1,000)

Net Cash Used in Continuing Investing Activities	(1,000)	(3,326)	(217,556)
Net Cash Used in Discontinued Investing Activities	-	-	-
Net Cash Used in Investing Activities	(1,000)	(3,326)	(217,556)

FINANCING ACTIVITIES

Proceeds from note payable	-	-	15,000
Proceeds from the sale of common stock	-	-	30,000

Net Cash Provided by Continuing Financing Activities	-	-	45,000
Net Cash Used in Discontinued Financing Activities	-	-	-
Net Cash Provided by Financing Activities	-	-	45,000

NET INCREASE (DECREASE) IN CASH	$(14,302)	$(9,241)	$(50)
CASH AT BEGINNING OF PERIOD	14,352	9,453	100

CASH AT END OF PERIOD	$50	$212	$50

TIGER OIL AND ENERGY, INC.
(Formerly UTEC, Inc.)
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			From Inception
			on April 30,
	For the Six Months Ended		2009 through
	June 30,		June 30,
	2011	2010	2011

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Income taxes	$-	$-	$-
Interest	-	-	-

NON CASH FINANCING ACTIVITIES:
Common stock issued in purchases of subsidiaries	$-	$-	$550,500
Common stock cancelled	-	-	20,500
Contributed capital from forgiveness of a related-party debt	-	498,432	579,034
Common stock and note issued to related party
for acquisition of unproved oil and gas leases	80,000	-	80,000

TIGER OIL AND ENERGY, INC.
(Formerly UTEC, Inc.)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2011 and December 31, 2010

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2010 audited financial statements.  The results of operations for the period ended June 30, 2011 and 2010 are not necessarily indicative of the operating results for the full year.

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

TIGER OIL AND ENERGY, INC.
(Formerly UTEC, Inc.)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2011 and December 31, 2010

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents
Cash and cash equivalents include cash in banks and financial instruments which mature within three months of the date of purchase.

Fair Value of Financial Instruments
As at June 30, 2011, the fair value of cash, accounts receivable, accounts payable and notes payable approximate carrying values because of the short-term maturity of these instruments.

Oil and Gas Properties
The Company uses the successful efforts method of accounting for oil and gas operations.  Under this method of accounting, costs to acquire mineral interests in oil and gas properties, to drill and equip development wells, and to drill and equip exploratory wells that find proved reserves are capitalized.  Depletion and depreciation of capitalized costs for producing oil and gas properties is calculated using the unit-of-production method based on estimates of proved producing oil and gas reserves on a field-by-field basis.  Depletion and depreciation expense for the Company’s oil and gas properties was $-0- for the six months ended June 30, 2011.

The costs of unproved leaseholds and mineral interests are capitalized pending the results of exploration efforts.  In addition, unproved leasehold costs are assessed periodically, on a property-by-property basis, and a loss is recognized to the extent, if any, the property has been impaired.  This impairment will generally be based on geophysical or geologic data.  For the six months ended June 30, 2011, there was no impairment of unproved leaseholds.  Due to the perpetual nature of the Company’s ownership of the mineral interests, the drilling of a well, whether successful or unsuccessful, may not represent a complete test of all depths of interest.  Therefore, at the time that a well is drilled, only a portion of the costs allocated to the acreage drilled may be expensed.  As unproved leaseholds are determined to be productive, the related costs are transferred to proved leaseholds.  The costs associated with unproved leaseholds and mineral interests that have been allowed to expire are charged to exploration expense.

The Company evaluates impairment of its property and equipment in accordance with ASC Topic 360, “Long-Lived Assets”.  This standard requires that long-lived assets that are held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  When it is determined that an asset’s estimated future net cash flows will not be sufficient to recover its carrying amount, an impairment charge must be recorded to reduce the carrying amount of the asset to its estimated fair value.  Fair value is determined by reference to the present value of estimated future cash flows of such properties.  During the six months ended June 30, 2011 there was no impairment of the Company’s long-lived assets.

The fair value of an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The present value of the estimated asset retirement costs is capitalized as part of the carrying amount of the long-lived asset. For the Company, asset retirement obligations (“ARO”) relate to the plugging and abandonment of drilled oil and gas properties. The amounts recognized are based upon numerous estimates including future retirement costs; future recoverable reserve quantities and reserve lives; and the credit-adjusted risk-free interest rate.

Exploration costs, including exploratory dry holes, annual delay rental and geological and geophysical costs are charged to expense when incurred.

TIGER OIL AND ENERGY, INC.
(Formerly UTEC, Inc.)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2011 and December 31, 2010

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Oil and Gas Properties (Continued)

Ceiling test

In applying the full cost method, the Company performs an impairment test (ceiling test) at each reporting date, whereby the carrying value of property and equipment is compared to the value of its proved reserves discounted at a ten percent interest rate of future net revenues, based on current economic and operating conditions, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties.

Revenue Recognition

Revenues from the sale of oil and natural gas are recognized when the product is delivered at a fixed or determinable price, title has transferred, and collectability is reasonably assured and evidenced by a contract.  For oil sales, this occurs when the customer takes delivery of oil from the operators’ storage tanks.

The Company follows the “sales method” of accounting for oil and natural gas revenue, so it recognizes revenue on all natural gas or crude oil sold to purchasers, regardless of whether the sales are proportionate to its ownership in the property.  A receivable or liability is recognized only to the extent that the Company has an imbalance on a specific property greater than its share of the expected remaining proved reserves.

NOTE 4 – NOTES PAYABLE

On September 20, 2010 the Company borrowed a total of $15,000 from an unrelated third-party entity. The note bears interest at a rate of six percent per annum and is convertible at the option of the lender into common shares of the Company at the average bid quote for a period of five days prior to conversion.  The note has no formal payment terms or due date, other than being due one demand.  Due to the unknown quantity of shares to be issued pursuant to the future conversion of the note, the Company recorded a derivative liability in the amount of $9,354 relating to the conversion feature of the note, and a related loss on derivative liability in the same amount.

ASC 815 requires Company management to assess the fair market value of certain derivatives at each reporting period and recognize any change in the fair market value as an other income or expense item.  The Company’s only liability measured at fair value on a recurring basis is its derivative liability associated with the above convertible note.  At June 30, 2011, the Company revalued the derivative liability and determined that, during the six months ended June 30, 2011, the Company’s derivative liability decreased by $2,557 from $11,911 to $9,354.  The Company recognized a corresponding gain on derivative liability in conjunction with this revaluation.

On February 1, 2011, the Company issued a note to a related party in exchange for $35,000 payment toward the purchase of certain oil leases in Kansas.  The note is non-interest bearing and due on January 31, 2012 (see Note 5 below).

TIGER OIL AND ENERGY, INC.
(Formerly UTEC, Inc.)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2011 and December 31, 2010

NOTE 5 – OIL AND GAS PROPERTIES

On February 1, 2011, the Company entered into an agreement with a related party to purchase a 100 percent interest in three oil and mineral leases in Cowley, County, Kansas.  As consideration for the purchase, the Company issued a non-interest bearing note for $35,000, and 250,000 shares of its common stock valued at the market rate of $0.18 per share.  The total consideration paid for the leases was $80,000.  The property is being accounted for under the successful efforts method of accounting.

On April 1, 2011, the Company acquired a 100 percent working interest and an 80 percent net revenue interest in two oil and gas wells located in Ness County, Kansas. The Company acquired interests in two oil wells located on approximately 240 leased acres.  The wells had been shut down in previous years and are not producing as of the date of this report.  The effective date of the purchase and sale was April 1, 2010. The purchase price paid for the Acquisition was $1,000 at auction and the properties carry a $2,109 aggregate annual surface lease agreement payment.  The property is being accounted for under the successful efforts method of accounting.

NOTE 6 – COMMON STOCK

On February 1, 2011, the Company issued 250,000 common shares as part of a lease purchase agreement. (See Note 5 above)  The shares were valued at $0.18 per share based upon the closing share price on the date of issuance, resulting in an aggregate share value of $45,000.

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

The Exchange Agreement contained customary representations, warranties, and conditions to closing. The closing of the Exchange Agreement was subject to the satisfaction of certain pre-closing conditions, including (i) changing the name of the Company to “Tiger Oil and Energy, Inc.,” (ii) the cancellation of all of the 4,650,000 outstanding options that have been granted to the Company’s key employees, consultants, officers and directors pursuant to the Company’s non-qualified stock option plan, and (iii) completion of audited financial statements of Jett Rink, among others.  These closing conditions were satisfied and the Exchange Agreement was consummated on October 29, 2010.  Accordingly, the Company changed its corporate name to Tiger Oil and Energy, Inc.

On October 27th, 2010 Tiger Oil and Energy, Inc. (TGRO) entered into a co-development agreement with Black Hawk Exploration, in which the Company, after an investment of $400,000 by TGRO in a new well in Black Hawk's Cowley County lease, the Company will earn a 40% working interest in the # 1 Baker well, BHWX will receive a 50% interest in the new well and TGRO will have the right to participate in the 9 well rework program at the Cowley Prospect. BHWX will receive a 20% interest in any other new well TGRO drills on Black Hawk's current or future Cowley County, Kansas leases and Black Hawk has the option to invest in each additional new well drilled by TGRO on a prorated basis up to an additional 30%.

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

On February 9th, 2011, - Tiger Oil and Energy, acquired a 100% interest in three Oil and Gas leases totaling 400 acres in Southern Kansas, comprised of three historically productive properties. Tiger's Geologist has reviewed the Holman #2, #3, #4, and #5; the Adams #1 and the Glasse wells commonly known as the Wise #1 and Roberts #1 and have recommended a 7 well exploration and production study. All the leases acquired by the parties covering lands within the prospect area are owned 100% by TGRO with an undivided eighty-one and one-half percent (81.5%) working interest in the oil and gas leases described. The Company issued a Note and 250,000 shares of its common stock in the acquisition. These shares had not been issued at the date of this report.

On April 1, 2011, we purchased, at auction, two shut-in oil wells located in Ness County KS, for cash.

For the Three Months Ended June 30, 2011 and 2010

Revenues

Revenues from continuing operations for the three-month periods ended June 30, 2011 and 2010 were zero.  The Company divested all assets that generated revenue in the second quarter of 2009 as part of the sale of the legacy business.  These operations are classified as discontinued in the Company’s financial statements.

Expenses

Expenses from continuing operations for the three month periods ended June 30, 2011 and 2010 were $10,271 and $39,438, respectively.  Additionally, the Company recognized a gain on derivative liability in the amount of $7,946 during the three months ended June 30, 2011 and interest expense in the amount of $225 and $109 during the six months ended June 30, 2010 and 2009, respectively.

For the Six Months Ended June 30, 2011 and 2010

Revenues

Revenues from continuing operations for the six-month periods ended June 30, 2011 and 2010 were zero.  The Company divested all assets that generated revenue in the second quarter of 2009 as part of the sale of the legacy business.  These operations are classified as discontinued in the Company’s financial statements.

Expenses

Expenses from continuing operations for the six month periods ended June30, 2011 and 2010 were $29,081 and $99,592, respectively.  Additionally, the Company recognized a gain on derivative liability in the amount of $2,557 during the six months ended June 30, 2011 and interest expense in the amount of $450 and $109 during the six months ended June 30, 2010 and 2009, respectively.

Liquidity and Capital Resources

As of June 30, 2011, the company had $50 cash on hand.  In April 2009, the Company sold its commercial explosives development, analysis, testing and manufacturing business (“Legacy Business”) in a non-cash transaction to a related party in exchange for stock in the Company totaling 22,500,000 shares.  The stock was cancelled in July of 2009.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4T. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to Tiger Oil and Energy management as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2011, due primarily to a lack of segregation of duties.

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

On February 9th, 2011, - Tiger Oil and Energy, acquired a 100% interest in three Oil and Gas leases totaling 400 acres in Southern Kansas, comprised of three historically productive properties. The Company issued a Note and 250,000 shares of its common stock in the acquisition. The shares have not been issued at the date of this report.

Item 5.  Other Information

On May 21, 2010 the Board of Directors elected Kenneth B. Liebscher as President/CEO and Howard Bouch as Secretary /CFO.

On July 30, 2010, the Board of Directors of the Company appointed Bill Herndon and Paul Liebman to serve on the Board of Directors of the Company.

On February 3, 2011, Mr. Paul Liebman tendered his resignation from the Board of Directors.

On November 1, 2010 the Board of Directors appointed Ryan Kerr to serve on the Board of Directors of the Company.

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

Bill Herndon is the sole member of Jett Rink.  Mr. Herndon and Jett Rink are parties to the Exchange Agreement described in Item 1.01 above, pursuant to which at the closing of the Exchange Agreement Mr. Herndon will receive approximately 10,000,000 shares of the Company’s Common Stock.  There are no related party transactions between the Company and Mr. Kerr that are reportable under Item 404(a) of Regulation S-K.

Mr. Kerr currently manages Inland Oil Corp., his family-owned business. Mr. Kerr has over 15 years experience in locating, producing, completing and general operations in the oil and gas industry. Mr. Kerr has successfully drilled and completed hundreds of wells throughout the Mid-continent region and is actively involved with development and operations of fields in this region. Mr. Kerr’s extensive experience in oil and gas exploration and production is furthered as an exploration geologist where he has consulted on several water-flood and infill drilling projects throughout Oklahoma, Kansas, North Dakota, Wyoming, New Mexico, Texas, and California.  Currently, Mr. Kerr has been heading drilling programs for several operators in Oklahoma, as well as design and implementation of a Nitrogen gas flood in Wagoner County Oklahoma in the Stone Bluff Field.  This project consisted of flooding 1,200+ - acres with the producing interval from the Dutcher Sand zone at a depth of 1250’feet. Production since the start of the nitrogen injection flood has been increased from the formation at a rate of 1 MMCF per day.

Neither Mr. Herndon nor Mr. Kerr have previously held any positions with the Company.  Neither Mr. Herndon nor Mr. Kerr have any family relationships with any director or executive officer of the Company, or persons nominated or chosen by the Company to become directors or executive officers.  Neither Mr. Herndon nor Mr. Kerr have been named at the time of this Current Report, to any committee of the Board of Directors.

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

The Exchange Agreement contained customary representations, warranties, and conditions to closing. The closing of the Exchange Agreement was subject to the satisfaction of certain pre-closing conditions, including (i) changing the name of the Company to “Tiger Oil and Energy, Inc.,” (ii) the cancellation of all of the 4,650,000 outstanding options that have been granted to the Company’s key employees, consultants, officers and directors pursuant to the Company’s non-qualified stock option plan, and (iii) completion of audited financial statements of Jett Rink, among others.  These closing conditions were satisfied and the Exchange Agreement was consummated on October 29, 2010.  Accordingly, the Company changed its corporate name to Tiger Oil and Energy, Inc.

Item 6. Exhibits

Exhibits:

Exhibit No.	Document	Location
31	Rule 13a-41(a)/15d-14(a) Certificates	Included
32	Section 1350 Certifications	Included

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIGER OIL AND ENERGY, INC.

August 12, 2011

/s/ Kenneth B. Liebscher
 Kenneth B. Liebscher, Director & CEO