Form 10-K/A
period 2010-12-31
Tiger Oil & Energy, Inc.
filed 2011-08-30
CIK 1386018

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10K /A
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
☐ Yes     ☒ No

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

FORWARD-LOOKING STATEMENTS

Certain of the statements made or incorporated by reference in this Form 10-K, including those under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report, may constitute “forward-looking statements” .

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

Corporate History

Tiger Oil and Energy, Inc.,( formerly UTEC INC., formerly Lyon Capital Venture Corp., is a Nevada corporation organized on November 8, 1993 as a “For Profit” corporation for the purpose of engaging in any lawful activity. The Company was in the development stage through December 31, 2006. The year ended December 31, 2007, is the first year during which the Company is considered an operating company and was no longer considered in a development stage. On January 10, 2007, the Company purchased 100% of the shares of UTEC Corporation, Inc from Energetic Systems Inc. LLC, for a total consideration of 22,500,000 of the Company’s par value $0.001 common shares and 20,000 of the Company’s par value $0.001 preferred shares. Each share of our preferred stock entitles the owner to 2,500 votes. Shares of our preferred shares can be converted to   two common for one preferred. The Company also issued 2,525,000 common shares in finder’s fees.

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

On July 29, 2010, the Company entered into an Exchange Agreement (the “Exchange Agreement”) with Jett Rink Oil, LLC, a Kansas limited liability company (“Jett Rink”) and Bill Herndon, the sole member of Jett Rink, pursuant to which the Company agreed to acquire from Bill Herndon all of the membership interest in Jett Rink in exchange for 10,000,000 shares of the Company’s Common Stock. Jett Rink is involved in the business relating to the exploration, development and production of oil and gas in the United States. The shares were issued under the exemption provided by Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D.

On August 16, 2010, UTEC, Inc., a Nevada corporation (the “ Company ”), entered into a First Amendment to Exchange Agreement with Jett Rink Oil, LLC, a Kansas limited liability company (“ Jett Rink ”), and Bill Herndon, the sole member of Jett Rink, whereby the Exchange Agreement dated July 29, 2010 (the “ Exchange Agreement ”) was amended by deleting Section 5.03(h) with respect to the Company’s name change to “Tiger Energy, Inc.” as a condition to closing of the Exchange Agreement.

Utec, Inc. formed Tiger Oil and Energy, Inc. as a wholly owned subsidiary on August 20, 2010. Tiger Oil and Energy, Inc. had no operations, business plan or activity of any kind. At the closing of the Exchange Agreement, Jett Rink became a wholly-owned subsidiary of the Company and the Company acquired the business and operations of Jett Rink.The Exchange Agreement contains customary representations, warranties, and conditions to closing.

On September 14, 2010, an addendum to the Exchange Agreement was signed to delete Section 5.03(j) from the Exchange Agreement and the Amendment thereto in its entirety.

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

On August 6, 2010 the Board increased its Directors to five with the addition of Mr. Bill Herndon, Mr. Ryan Kerr and Mr. Paul Liebman.   Mr. Herndon has been an oil operator in Kansas and Oklahoma for the past five years.

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

On October 29, 2010, Tiger Oil and Energy, Inc. (formerly UTEC) closed its Exchange Agreement with Jet Rink Oil, LLC, making Jet Rink Oil a wholly owned subsidiary of Tiger Oil and Energy.

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

Indemnification of Directors and Officers

Our bylaws contain provisions which require that the company indemnify its officers, directors, employees and agents, in substantially the same language as Section 78.7502 of the Nevada Revised Statutes. Article 12 of the Company’s Articles of Incorporation provides for the Company’s ability to indemnify it’s officers, directors, employees and agents, subject to the limitations provided in Nevada Revised Statutes 78.7502, for expenses actually and reasonably incurred. No indemnification shall be made if the proposed party has been adjudged to be liable to the company or where the matter was settled without court approval. Indemnification must be made upon a determination by a majority of the uninterested Board, and if not available, by the shareholders or by a court of competent jurisdiction.

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

Item 6. Selected Financial Data.

Not Applicable

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with (i) our audited financial statements as of September 30, 2009that appear elsewhere in this 8K. This 8K contains certain forward-looking statements and our future operating results could differ materially from those discussed herein. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to announce publicly the results of any revisions of the forward -looking statements contained herein to refect future events or developments. For information regarding risk factors that could have a material adverse effect on our business, refer to the Risk Factors section.

Going Concern
The future of our company is dependent upon its ability to obtain financing and upon future profitable operations from the sale of products and services through our websites. Management has plans to seek additional capital through a private placement and public offering of its common stock, if necessary. Our auditors have expressed a going concern opinion because uncertainties raise doubts about the Issuers ability to continue as a going concern.

Background
The Company has recently consummated a voluntary share exchange transaction between the Company on one hand and Jett Rink Oil, LLC, a Kansas limited liability company (“Jett Rink”) and Bill Herndon, the sole member of Jett Rink, on the other hand, pursuant to which the Company has acquired from Bill Herndon all of the membership interest in Jett Rink in exchange for approximately 10,000,000 shares of the Company’s Common Stock and Jett Rink has become a wholly-owned subsidiary of the Company.

Corporate Overview
Unless otherwise indicated, in this 8K, references to “we,” “our,” “us,” the “Company,” “TGRO” refer to Tiger Oil and Energy, Inc., a Nevada corporation (formerly UTEC, Inc.) and Jett Rink which became a wholly owned subsidiary October 29, 2010 after the closing of the voluntary share exchange transaction described above..
Future plans include the exploration, development and production of oil and gas in the United States. Our current focus is to secure $1,400,000 in financing to increase our holdings and develop our current oil and gas assets over the next twelve months.

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

The Company has recently consummated a voluntary share exchange transaction between the Company on one hand and Jett Rink Oil, LLC, a Kansas limited liability company (“Jett Rink”) and Bill Herndon, the sole member of Jett Rink, on the other hand, pursuant to which the Company has acquired from Bill Herndon all of the membership interest in Jett Rink in exchange for approximately  10,000,000 shares of the Company’s Common Stock and Jett Rink has become a wholly-owned subsidiary of the Company.

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

The joint agreement includes in one shut-in oil/gas well, the #1 Baker, located on the Keith Baker lease. Also subject to joint development is a 100% interest in 9 other oil wells previously shut-in. The Company’s program calls for re-working all 10 locations directly or in joint venture with Black Hawk and returning all of them to cash flow production .

The Company through its acquisition of Jett Rink LLC owns interests in two oil and gas wells for approximately 50 acres located in Creek County, State of Oklahoma, together with any personal property and lease equipment located thereon. These two wells are shut-in and produce no revenue.

The Company abandoned the proposed acquisition of the Kevin-Sunburst Dome project in Toole County MT covering approximately 37,000 gross leasehold acres.  The Company currently holds interests in two shut-in wells in Creek County OK, nine shut-in wells in Cowley County KS and two shut-in wells in Ness County KS. We have no net productive wells or dry development wells being re-drilled or under development.  We have no waterfloods in the process of being installed, pressure maintenance operations, or any other related activities of material importance as of April 15, 2011.

Our current focus is to secure $1,400,000 in financing to increase our holdings and develop our current oil and gas assets over the next twelve months.

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

Other Income (Expenses)

During the year ended December 31, 2010 the Company recognized a gain on forgiveness of debt in the amount of $111,674. In addition, the Company incurred a loss on derivative liability in the amount of $11,911 and other income from finder’s fees of $40,000.

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

Liquidity and Capital Resources

As of December 31, 2010, we had $14,752 in current assets, consisting of $14,352 in cash, compared to $9,453 in current assets at December 31, 2009, which consisted of cash of $9,453. Current liabilities at December 31, 2010, totaled $50,318 compared to $631,491 at December 31, 2009. The current liabilities at December 31, 2010 consisted of accounts payable and accrued expenses of $4,103, accounts payable to related parties in the amount of $19,064, loans payable of $15,240 and a derivative liability of $11,911. At December 31, 2009 the current liabilities consisted of accounts payable and accrued expenses of $350,716, accrued salaries of $200,000, accounts payable to related parties in the amount of $80,535, and loans payable of $240. A related party loan of $15,000 was made to the Company by Celtic Lyon, Ltd. on September 20, 2010 which is payable on demand and carries a 6% apr.

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

The President of the Company on December 31, 2011 conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the framework set forth in the report entitled “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission, or (“COSO”). The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2010, due to a lack of segregation of duties and not having an audit committee.

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

The Company has not taken any steps at this time to address these weaknesses.

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

On January 11, 2007, the Company entered into an agreement with Redstone Management Services, a company owned by Dr. Fortunato Villamagna, former CEO of our company .  The terms of the agreement were:

a. a n annual salary payment of $200,000, payable in montly installments in arrears and,

b. A bonus of 50% of the annual pre-tax earnings before depreciation and amortization as set forth in the Company's annual audited financial statements, subject to a maximum payment of $100,000 in anyone year.

c. A grant of stock options under the Employee & Director Stock Ownership Plan as approved from time to time by the Board, equal to at least twice the stock options granted to the next most senior employee of the company, generally expected to be the President of UTEC Corporation, and ,

d. A grant of stock options under the Employee & Directo r Stock Ownership Plan for CEO's service as a Director of the Company , on the same basis as stock options are granted to each other Director. .Such agreement was terminated with no further compensation due in May 2010.   In April 2009, the Company sold its commercial explosives development, analysis, testing and manufacturing business (“Legacy Business”) in a non-cash transaction to a related party in exchange for stock in the Company totaling 22,500,000 shares. The stock was cancelled in July of 2009.

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

Audit Chairman

Howard Bouch

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibits:

Exhibit No.	Document	Location

3.1	Articles of Incorporation	Previously filed*

3.2	Articles of Amendment – Allwest	Previously filed*

3.3	Articles of Amendment – Lyons Capital	Previously filed*

3.4	Articles of Amendment – UTEC	Previously filed*

3.5	Articles of Amendment – Share Increase	Previously filed**

3.6	Bylaws	Previously filed* (As Exhibit 3.5)

14.1	Code of Business Conduct and Ethics	Previously filed*

31.1	Rule 13a-41(a)/15d-14(a) Certificates

32.1	Section 1350 Certifications
99.1	Exchange Agreement
99.2	Addendum to Exchange Agreement
99.3	Geologist Report
99.4	Geologist Resume
99.5	Geologist approval
99.6	Redstone Management Agreement

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

Date August 30 , 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Kenneth Liebscher	August 30, 2011	/s/ Bill Herndon	August 30 , 2011
Kenneth Liebscher,	Date	Bill Herndon, Director	Date
President, CEO, Director

/s/ Howard Bouch	August 30 , 2011	/s/ Ryan Kerr	August 30 , 2011
Secretary, Treasurer, CFO Director	Date	Ryan Kerr Director	Date

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

/s/ Sadler, Gibb & Associates

Salt Lake City, UT
April 14, 2011

TIGER OIL AND ENERGY, INC.
(Formerly UTEC, Inc.)
(A Development Stage Company)
Consolidated Balance Sheets

	December 31, 2010	December 31, 2009
ASSETS
CURRENT ASSETS

Cash and cash equivalents	$14,352	$9,453
Prepaid expenses	400	-

Total Current Assets	14,752	9,453

OTHER ASSETS

Machinery and equipment, net	-	216,970
Construction in progress	-	111,457
Oil and gas properties, net	314,997	-

Total Other Assets	314,997	328,427

TOTAL ASSETS	$329,749	$337,880

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$4,103	$350,716
Accrued salary	-	200,000
Related party payables	19,064	80,535
Loan payable	15,240	240
Derivative liability	11,911	-

Total Current Liabilities	50,318	631,491

LONG-TERM DEBT

Asset retirement obligation	5,878	-

TOTAL LIABILITIES	56,196	631,491

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock - 1,000,000 authorized, $0.001 par value; 42,013 and 42,013 issued and outstanding, respectively	42	42
Common stock - 74,000,000 authorized, $0.001 par value; 52,478,159 and 34,118,159 issued and outstanding, respectively	52,478	34,118
Additional paid-in capital	4,167,389	2,639,115
Deficit accumulated incurred prior to the development stage	(524,202)	(524,202)
Deficit accumulated during the development stage	(3,422,154)	(2,442,684)

Total Stockholders’ Equity (Deficit)	273,553	(293,611)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$329,749	$337,880

The accompanying notes are an integral part of these financial statements.

TIGER OIL AND ENERGY, INC.
(Formerly UTEC, Inc.)
(A Development Stage Company)
Consolidated Statements of Operations

			From Inception on April 30, 2009 through December 31, 2010
	For the Year Ended December 31,
	2010	2009

REVENUES	$-	$-	$-
COST OF SALES	-	-	-
GROSS MARGIN	-	-	-

OPERATING EXPENSES

Amortization of deferred tax benefit	-	170,800	170,800
Impairment of assets	528,894	121,242	650,136
Management fees	540,933	569,000	1,109,933
General and administrative	49,045	160,550	209,595

Total Operating Expenses	1,118,872	1,021,592	2,140,464

LOSS FROM OPERATIONS	(1,118,872)	(1,021,592)	(2,140,464)

OTHER EXPENSE

Interest expense	(361)	-	(361)
Gain on forgiveness of debt	111,674	-	111,674
Other income	40,000	-	40,000
Loss on derivative liability	(11,911)	-	(11,911)

Total Other Expense	139,402	-	139,402

LOSS BEFORE TAXES	(979,470)	(1,021,592)	(2,001,062)

Provision for income taxes	-	-	-

NET LOSS FROM CONTINUING OPERATIONS	(979,470)	(1,021,592)	(2,001,062)

Net income (loss) from discontinued operations	-	309,650	309,650
Loss on disposal of discontinued operations	-	(1,730,742)	(1,730,742)

Loss from Discontinued Operations, Net of Income Taxes	-	(1,421,092)	(1,421,092)

NET LOSS	$(979,470)	$(2,442,684)	$(3,422,154)

BASIC LOSS PER SHARE
FROM CONTINUING OPERATIONS	$(0.03)	$(0.02)
BASIC LOSS PER SHARE
FROM DISCONTINUED OPERATIONS	$-	$(0.03)

TOTAL BASIC LOSS PER SHARE	$(0.03)	$(0.05)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	37,780,406	47,361,310

The accompanying notes are an integral part of these financial statements.

TIGER OIL AND ENERGY, INC.
(Formerly UTEC, Inc.)
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)

					Additional Paid-In Capital	Accumulated Deficit
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount			Total

Balance, December 31, 2008	42,013	$42	51,968,159	$51,968	$2,149,515	$(524,202)	$1,677,323

Option expense pursuant to employee option plan	-	-	-	-	401,250	-	401,250

Operational segment sold in exchange for common stock issued in April 2009	-	-	(22,500,000)	(22,500)	22,500	-	-

Common stock issued for purchase of subsidiary at $0.01 per share on October 10, 2009	-	-	4,050,000	4,050	36,450	-	40,500

Common stock issued for cash at $0.05 per share on October 20, 2009	-	-	600,000	600	29,400	-	30,000

Net loss for the year ended December 31, 2009	-	-	-	-	-	(2,442,684)	(2,442,684)

Balance, December 31, 2009	42,013	42	34,118,159	34,118	2,639,115	(2,966,886)	(293,611)

Common stock issued for services at $0.05 per share in October 2010	-	-	8,000,000	8,000	392,000	-	400,000

Common stock issued in purchase of subsidiary at $0.051 per share on October 28, 2010	-	-	10,000,000	10,000	500,000	-	510,000

Common stock issued for services at $0.16 per share on December 30, 2010	-	-	360,000	360	57,240	-	57,600

Contributed capital	-	-	-	-	579,034	-	579,034

Net loss for the year ended December 31, 2010	-	-	-	-	-	(979,470)	(979,470)

Balance, December 31, 2010	42,013	$42	52,478,159	$52,478	$4,167,389	$(3,946,356)	$273,553

		Deficit accumulated incured prior to the development stage				$(524,202)
		Deficit accumulated during the development stage				(3,422,154)

		Total accumulated deficit				$(3,946,356)

The accompanying notes are an integral part of these financial statements.

TIGER OIL AND ENERGY, INC.
(Formerly UTEC, Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows

			From Inception on April 30, 2009 through December 31, 2010
	For the Year Ended December 31,
	2010	2009
OPERATING ACTIVITIES

Net loss	$(979,470)	$(2,442,684)	$(3,422,154)
Adjustments to Reconcile Net Loss to Net Cash Used by Operating Activities:
Depreciation	414	312	726
Impairment of assets	528,894	-	528,894
Change in deriative liability	11,911	-	11,911
Amortization of intangibles	-	2,803	2,803
Employee option grants issued	-	46,500	46,500
Cancellation of employee stock option shares	-	354,750	354,750
Impairment of intangible assets	-	121,242	121,242
Common stock issued for services	457,600	-	457,600
Gain on settlement of debt	(111,457)	-	(111,457)
Deferred tax asset	-	170,800	170,800
Changes in operating assets and liabilities:
Increase in prepaid expenses	(400)	-	(400)
Accounts payable and accrued liabilities	(20,057)	(16,365)	(36,422)
Related party payables	19,131	280,535	299,666
Accrued salaries	83,333	-	83,333

Net Cash Used in Continuing Operating Activities	(10,101)	(1,482,107)	(1,492,208)
Net Cash Provided by Discontinued Operating Activities	-	1,678,016	1,678,016
Net Cash Provided by (Used in) Operating Activities	(10,101)	195,909	185,808

INVESTING ACTIVITIES

Purchase of property and equipment	-	(216,556)	(216,556)

Net Cash Used in Investing Activities	-	(216,556)	(216,556)

FINANCING ACTIVITIES

Proceeds from notes payable	15,000	-	15,000
Proceeds from issuance of common stock	-	30,000	30,000

Net Cash Provided by Financing Activities	15,000	30,000	45,000

NET INCREASE IN CASH	4,899	9,353	14,252
CASH AT BEGINNING OF PERIOD	9,453	100	100

CASH AT END OF PERIOD	$14,352	$9,453	$14,352

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID FOR:
Income taxes paid	$-	$-	$-
Interest paid	-	-	-

NON CASH FINANCING ACTIVITIES:
Common stock issued for purchase of subsidiary	$510,000	$40,500	$550,500
Common stock cancelled	-	20,500	20,500
Contributed capital from forgiveness of debt of a related party	579,034	-	579,034

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
(Formerly UTEC, Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Ceiling Test
In applying the full cost method, Jett Rink performed an impairment test (ceiling test) at each reporting date, whereby the carrying value of oil and gas property and equipment is limited to the “estimated present value” of the future net revenues from its proved reserves, discounted at a 10-percent interest rate and based on current economic and operating conditions, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to any book and tax basis differences of the properties.   The Company recorded impairment expense of $200,881 during the year ended December 31, 2010, due to the fact that the calculated fair value of certain acquired oil and gas properties, ($309,484) was less than the purchase price attributed to those properties ($510,676). Impairment expense for the fiscal years ended December 31, 2010 and 2009 was $200,881 and $-0-, respectively.

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

(1)	Capitalized Costs Relating to Oil and Gas Producing Activities:

	December 31, 2010	December 31, 2009
Proved leasehold costs	$314,997	$-
Costs of wells and development	-	-
Capitalize asset retirement obligations	(5,878)	-
Total cost of oil and gas properties	$309,119	$-

Unproved oil and gas properties	$-	$-
Accumulated depreciation and depletion	-	-
Net Capitalized Costs	$309,119	$-

TIGER OIL AND ENERGY, INC.
(Formerly UTEC, Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows

(2)	Costs Incurred in Oil and Gas Property Acquisition, Exploration, and Development Activities:
(3)
	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009
Acquisition of Properties:
Proved	$309,119	$-
Unproved	-	-
Exploration costs	-	-
Development costs	-	-
Total	$309,119	$-

SUPPLEMENTARY INFORMATION ON OIL AND GAS
DEVELOPMENT AND PRODUCING ACTIVITIES (CONTINUED)
(UNAUDITED)

(4)	Results of Operations for Producing Activities:

	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009
Sales	$-	$-
Production costs	-	-
Depreciation and depletion	-	-
Income tax benefit	-	-
Results of operations for producing activities (excluding corporate overhead and interest costs)	$-	$-

(5)	Reserve Quantity Information

Our proved reserves at July 31, 2010 are set forth below:

	Oil (MBbls)	Gas (MMcf)
Proved developed producing	-	-
Proved developed non-producing	1,138,168	-
Proved undeveloped	-	-
Total Proved, at December 31, 2010	1,138,168	-

TIGER OIL AND ENERGY, INC.
(Formerly UTEC, Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows

A summary of changes in reserve quantities for the years ended December 31, 2010 and 2009 are set forth below:

	Oil (MBbls)	Gas (MMcf)
Proved reserves at December 31, 2008	-	-

Revisions of previous estimates	-	-
Purchases of minerals in place	-	-
Extensions and discoveries	-	-
Production	-	-
Proved reserves at December 31, 2009	-	-

	Oil (MBbls)	Gas (MMcf)
Proved reserves at December 31, 2009	-	-
Revisions of previous estimates	-	-
Purchases of minerals in place	1,138,168	-
Extensions and discoveries	-	-
Production	-	-
Sales of minerals in place	-	-
Proved reserves at December 31, 2010	1,138,168	-

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

(6)	Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

	December 31, 2010	December 31, 2009
Future cash inflows	$554,303	$-
Future production costs	(36,000)	-
Future development costs	(10,000)	-
Future tax expense	(41,573)	-
Future net cash flows	466,730	-
Discounted for estimated timing of cash flows at 10%	(157,246)	-
Standardized measure	$309,484	$-

TIGER OIL AND ENERGY, INC.
(Formerly UTEC, Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows

SUPPLEMENTARY INFORMATION ON OIL AND GAS
DEVELOPMENT AND PRODUCING ACTIVITIES (CONTINUED)
(UNAUDITED)

The following schedule summarizes changes in the standardized measure of discounted future net cash flow relating to proved oil and gas reserves:

	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009
Standardized measure, beginning of year	$-	$-
Extensions, discoveries and improved recovery	-	-
Revisions of previous estimates	-	-
Purchases of minerals in place	309,484	-
Sales of minerals in place	-	-
Net change in process and production costs	-	-
Accretion of discount	5,202	-
Oil and gas sales, net of production costs	-	-
Changes in estimated future development costs	-	-
Previously estimated development cost incurred	-	-
Net change in income taxes	-	-
Change in timing of estimated future production	-	-
Standardized measure, end of year	$314,686	$-

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