Form 10-Q/A
period 2011-06-30
Tiger Oil & Energy, Inc.
filed 2011-09-06
CIK 1386018

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q/A
Amendment No. 1

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 15, 2011, the Company had 52,478,159 issued and outstanding shares of its common stock.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report of Tiger Oil and Energy, Inc. (the “Company”) on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 15, 2011 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T and to furnish Exhibit 21.01 to the Form 10-Q. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

Other than the aforementioned, no other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

Expenses

Expenses from continuing operations for the three month periods ended June30, 2011 and 2010 were $10,271 and $39,438, respectively.  Additionally, the Company recognized a gain on derivative liability in the amount of $7,946 during the three months ended June 30, 2011 and interest expense in the amount of $225 and $109 during the six months ended June 30, 2010 and 2009, respectively.

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

Item 6. Exhibits

Exhibits:

Exhibit No.	Document	Location
31	Rule 13a-41(a)/15d-14(a) Certificates	Included
32	Section 1350 Certifications	Included
101	Interactive Data Files	Included

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIGER OIL AND ENERGY, INC.

September 6, 2011

/s/ Kenneth B. Liebscher
 Kenneth B. Liebscher, Director & CEO