Form 10-K/A
period 2010-12-31
Tiger Oil & Energy, Inc.
filed 2011-09-21
CIK 1386018

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10K/A 2
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

FORWARD-LOOKING STATEMENTS

Certain of the statements made or incorporated by reference in this Form 10-K, including those under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report, may constitute “forward-looking statements”.

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

As part of the Jett Rink agreement, the Company owns interests in two oil and gas wells (Shilo Projects described below) for approximately 50 acres located in Creek County, State of Oklahoma, together with any personal property and lease equipment located thereon. Currently both these wells are shut-in and we will be evaluating these wells as to cost of putting back into production versus the cost.

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

On February 9th, 2011, - we acquired a 100% interest in three Oil and Gas leases totaling 400 acres in Southern Kansas, comprised of three historically productive properties. Our Geologist has reviewed the Holman #2, #3, #4, and #5; the Adams #1 and the Glasse wells commonly known as the Wise #1 and Roberts #1 and have recommended a seven-well exploration and production study. All the leases acquired by the parties covering lands within the prospect area are owned 100% by TGRO with an undivided eighty-one and one-half percent (81.5%) working interest in the oil and gas leases described. The Company issued a Note and 250,000 shares of its common stock in the acquisition. We will require an investment of $400,000 to initiate putting these wells back into production.  Management believes this can be accomplished and is considering various options to acquire this funding, but has not yet entered into an agreement to do so.

On March 31, 2011 we purchased, at auction, two shut-in oil wells in Ness County KS for cash.

The company will continue to evaluate shut in wells in the states of  Kansas and Oklahoma with intention of putting historically productive wells back into production at the least cost. We will then need to enter into private placement agreements to fund the programs.

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

The Company will require $400,000 to accomplish its short-term goal of bringing shut-in wells back into production and the company's sole source of liquidity to this point has been through the sale of common stock. Such funding that is required to maintain liquidity will come in the form of equity sales of common stock

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our president and chief financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, the president and chief financial officer concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our president and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of Sept. 30, 2010, our internal control over financial reporting is not effective based on these criteria. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.”

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

The Company has not taken any steps at this time to address these weaknesses but will formulate a plan before fiscal year ending December 31, 2011.

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

On January 11, 2007, the Company entered into an agreement with Redstone Management Services, a company owned by Dr. Fortunato Villamagna, former CEO of our company.  The terms of the agreement were:

a. an annual salary payment of $200,000, payable in montly installments in arrears and,

b. A bonus of 50% of the annual pre-tax earnings before depreciation and amortization as set forth in the Company's annual audited financial statements, subject to a maximum payment of $100,000 in anyone year.

c. A grant of stock options under the Employee & Director Stock Ownership Plan as approved from time to time by the Board, equal to at least twice the stock options granted to the next most senior employee of the company, generally expected to be the President of UTEC Corporation, and,

d. A grant of stock options under the Employee & Director Stock Ownership Plan for CEO's service as a Director of the Company, on the same basis as stock options are granted to each other Director. .Such agreement was terminated with no further compensation due in May 2010.   In April 2009, the Company sold its commercial explosives development, analysis, testing and manufacturing business (“Legacy Business”) in a non-cash transaction to a related party in exchange for stock in the Company totaling 22,500,000 shares. The stock was cancelled in July of 2009.

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

Date August 30, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Kenneth Liebscher	September 19 , 2011	/s/ Bill Herndon	September 19 , 2011
Kenneth Liebscher,	Date	Bill Herndon, Director	Date
President, CEO, Director

/s/ Howard Bouch	September 19 , 2011	/s/ Ryan Kerr	September 19 , 2011
Secretary, Treasurer, CFO Director	Date	Ryan Kerr Director	Date

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