Form 10-Q/A
period 2011-06-30
Tiger Oil & Energy, Inc.
filed 2011-09-21
CIK 1386018

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q /A

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

PART I — FINANCIAL INFORMATION

The accompanying interim unaudited financial statements of Tiger Oil and Energy, Inc. (a Nevada corporation) are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company’s most recent annual financial statements for the year ended December 31, 2010 included in a 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on April 14, 2010. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying interim financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying interim financial statements for the six months ended June 30, 2011 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2011.

TIGER OIL AND ENERGY, INC.
(Formerly UTEC, Inc.)

Consolidated Financial Statements

December 31, 2010 and June 30, 2011

TIGER OIL AND ENERGY, INC.
(Formerly UTEC, Inc.)
(An Exploration Stage Company)
Consolidated Balance Sheets

	June 30, 2011	December 31, 2010
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$50	$14,352
Prepaid expenses	-	400

Total Current Assets	50	14,752

OTHER ASSETS
Oil and gas properties, including $81,000 of unproved property costs using the successful efforts method of accounting	395,997	314,997

Total Other Assets	395,997	314,997

TOTAL ASSETS	$396,047	$329,749

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$17,065	$4,103
Related-party payables	56,664	19,064
Note payable	15,240	15,240
Derivative liability	9,354	11,911

Total Current Liabilities	98,323	50,318

LONG-TERM LIABILITIES
Asset retirement obligation	6,145	5,878

Total Long-Term Liabilities	6,145	5,878

TOTAL LIABILITIES	104,468	56,196

STOCKHOLDERS’ EQUITY
Preferred stock - 1,000,000 shares authorized, $0.001 par value; 42,013 issued and outstanding	42	42
Common stock - 74,000,000 shares authorized, $0.001 par value; 52,728,159 and 52,478,159 issued and outstanding, respectively	52,728	52,478
Additional paid-in capital	4,212,139	4,167,389
Deficit accumulated incurred prior to the exploration stage	(524,202)	(524,202)
Deficit accumulated during the exploration stage	(3,449,128)	(3,422,154)

Total Stockholders’ Equity	291,579	273,553

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$396,047	$329,749

The accompanying notes are an integral part of these financial statements.

TIGER OIL AND ENERGY, INC.
(Formerly UTEC, Inc.)
(An Exploration Stage Company)
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		From Inception on April 30, 2009 through June 30,
	2011	2010	2011	2010	2011

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES

Accretion expense	-	-	267	-	267
Amortization of deferred tax benefit	-	-	-	-	170,800
Impairment of intangible assets	-	-	-	-	650,136
Management fees	-	-	-	-	1,109,933
General and administrative	10,271	39,438	28,814	99,592	238,409

Total Operating Expenses	10,271	39,438	29,081	99,592	2,169,545

LOSS FROM OPERATIONS	(10,271)	(39,438)	(29,081)	(99,592)	(2,169,545)

OTHER INCOME (EXPENSE)

Interest expense	(225)	(109)	(450)	(109)	(811)
Gain on forgiveness of debt	-	-	-	-	111,674
Other income	-	-	-	-	40,000
Gain (loss) on derivative liability	7,496	-	2,557	-	(9,354)

Total Other Expense	7,271	(109)	2,107	(109)	141,509

LOSS BEFORE TAXES	(3,000)	(39,547)	(26,974)	(99,701)	(2,028,036)

Provision for income taxes	-	-	-	-	-

NET LOSS FROM CONTINUING OPERATIONS	(3,000)	(39,547)	(26,974)	(99,701)	(2,028,036)

Net income from discontinued operations	-	-	-	-	309,650
Loss on disposal of discontinued operations	-	-	-	-	(1,730,742)

Loss from Discontinued Operations,
Net of Income Taxes	-	-	-	-	(1,421,092)

NET LOSS	$(3,000)	$(39,547)	$(26,974)	$(99,701)	$(3,449,128)

BASIC LOSS PER SHARE FROM CONTINUING OPERATIONS	$(0.00)	$(0.00)	$(0.00)	$(0.00)

BASIC LOSS PER SHARE FROM DISCONTINUED OPERATIONS	$0.00	$0.00	$0.00	$0.00

TOTAL BASIC LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	52,728,159	34,118,159	52,685,341	34,118,159

The accompanying notes are a integral part of these financials statements.

TIGER OIL AND ENERGY, INC.
(Formerly UTEC, Inc.)
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2010 audited financial statements.  The results of operations for the period ended June 30, 2011 and 2010 are not necessarily indicative of the operating results for the full year.

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

The joint agreement includes in one shut-in oil/gas well, the #1 Baker, located on the Keith Baker lease. Also subject to joint development is a 100% interest in 9 other oil wells previously shut-in. The Company’s program calls for re-working all 10 locations directly or in joint venture with Black Hawk and returning all of them to cash flow production

On Feb. 4th, 2011, Tiger Oil and Energy, Inc. retained International IR Inc. (IRR) to provide media services. IIR is a strategic consulting firm that works primarily with emerging growth companies in the resource sector. IIR will focus on providing multiple information platforms to share TGRO’s negotiate on behalf of the Company acquisition, exploration and joint venture strategies.

On February 9th, 2011, - Tiger Oil and Energy, acquired a 100% interest in three Oil and Gas leases totaling 400 acres in Southern Kansas, comprised of three historically productive properties. Tiger’s Geologist has reviewed the Holman #2, #3, #4, and #5; the Adams #1 and the Glasse wells commonly known as the Wise #1 and Roberts #1 and have recommended a 7 well exploration and production study. All the leases acquired by the parties covering lands within the prospect area are owned 100% by TGRO with an undivided eighty-one and one-half percent (81.5%) working interest in the oil and gas leases described. The Company issued a Note and 250,000 shares of its common stock in the acquisition. These shares had not been issued at the date of this report.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 , as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) to allow for timely decisions regarding required disclosure.

As of June 30, 2011 we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer and our chief financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our corporate reporting as of the end of the period covered by this Quarterly Report due to certain deficiencies that existed in the design or operation of our internal controls over financial reporting and that may be considered to be material weaknesses.

CHANGES IN INTERNAL CONTROLS.

There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

On May 21, 2010 the Board of Directors elected Kenneth B. Liebscher as President/CEO and Howard Bouch as Secretary /CFO.

On July 30, 2010, the Board of Directors of the Company appointed Bill Herndon and Paul Liebman to serve on the Board of Directors of the Company.

On February 3, 2011, Mr. Paul Liebman tendered his resignation from the Board of Directors.

On November 1, 2010 the Board of Directors appointed Ryan Kerr to serve on the Board of Directors of the Company.

Bill Herndon has over 20 years of experience in all phases of the oil and gas industry including capital investment and analysis, project management and structuring, acquisition and development of oil and gas wells, exploration and drilling and completion management.  His family has been in the oil and gas industry since the 1930’s, mainly operating in Oklahoma, Kansas and Texas.  Mr. Herndon is the sole member of Jett Rink Oil, LLC.  Since December 2005 Mr. Herndon has been the President and sole member of Tiger Oil and Gas, LLC.  In 1990 Mr. Herndon participated in the wildcat play called State Line Field in Kansas.  The field has produced over one million barrels of oil to date.  He has raised over $25 million since 2007 from hedge funds and industry partners for various production acquisitions, infield drilling programs, and new oil and gas development projects.  Mr. Herndon has also managed the leasing of over 100,000 acres in the last two years for 12 different projects and conducted seismic programs for approximately 80,000 acres on these projects in addition to managing the initial drilling programs on these projects.  Mr. Herndon successfully funded the acquisition of a field with industry groups and working interest partners that has produced out of multiple zones with total cumulative production of 3,500,00 barrels of oil and 40 billion cubic feet of gas.  The field is currently producing 40 barrels of oil per day and 300,000 mcf per day.  Mr. Herndon received a Bachelors Degree in Business from Wichita State University.  Mr. Herndon’s strong business skills and experience in the oil and gas industry will be of particular value to the Board of Directors.

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

September 19 , 2011

/s/ Kenneth B. Liebscher
Kenneth B. Liebscher, Director & CEO