Form 10-K/A
period 2010-12-31
Tiger Oil & Energy, Inc.
filed 2011-10-13
CIK 1386018

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10K/ A 3
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

Date October 13 , 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Kenneth Liebscher	October 13 , 2011	/s/ Bill Herndon	October 13 , 2011
Kenneth Liebscher,	Date	Bill Herndon, Director	Date
President, CEO, Director

/s/ Howard Bouch	October 13 , 2011	/s/ Ryan Kerr	October 13 , 2011
Secretary, Treasurer, CFO Director	Date	Ryan Kerr Director	Date

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