Form 10-Q/A
period 2011-06-30
Tiger Oil & Energy, Inc.
filed 2011-10-13
CIK 1386018

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q/ A2

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

On March 31, 2011, we purchased, at auction, two shut-in oil wells located in Ness County KS, for a total of $1,000  cash.

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

October 13 , 2011

/s/ Kenneth B. Liebscher
Kenneth B. Liebscher, Director & CEO