Form 10-Q
period 2011-09-30
Tiger Oil & Energy, Inc.
filed 2011-11-21
CIK 1386018

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]          No.  [  ]

Indicate by checkmark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of October 31, 2011, the Company had 52,728,159 issued and outstanding shares of its common stock.

PART I — FINANCIAL INFORMATION

The accompanying interim unaudited financial statements of Tiger Oil and Energy, Inc. (a Nevada corporation) are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the year ended December 31, 2010 included in a 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on April 14, 2010. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying interim financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying interim financial statements for the nine months ended September 30, 2011 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2011.

TIGER OIL AND ENERGY, INC.
(Formerly UTEC, Inc.)

Consolidated Financial Statements

September 30, 2011 (Unaudited)

TIGER OIL AND ENERGY, INC.
(Formerly UTEC, Inc.)
(An Exploration Stage Company)
Consolidated Balance Sheets

ASSETS

	September 30,	December 31,
	2011	2010
	(Unaudited)
CURRENT ASSETS

Cash and cash equivalents	$72	$14,352
Prepaid expenses	-	400

Total Current Assets	72	14,752

OTHER ASSETS
Oil and gas properties, including $83,109 of unproved property costs using the full cost method of accounting	398,106	314,997

Total Other Assets	398,106	314,997

TOTAL ASSETS	$398,178	$329,749

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$14,169	$4,103
Notes payable - related parties	74,400	19,064
Note payable	15,240	15,240
Derivative liability	1,209	11,911

Total Current Liabilities	105,018	50,318

LONG-TERM LIABILITIES

Asset retirement obligation	6,283	5,878

Total Long-Term Liabilities	6,283	5,878

TOTAL LIABILITIES	111,301	56,196

STOCKHOLDERS' EQUITY

Preferred stock - 1,000,000 shares authorized, $0.001 par value; 42,013 issued and outstanding	42	42
Common stock - 74,000,000 shares authorized, $0.001 par value; 52,728,159 shares issued and outstanding	52,728	52,478
Additional paid-in capital	4,212,139	4,167,389
Deficit accumulated incurred prior to the exploration stage	(524,202)	(524,202)
Deficit accumulated during the exploration stage	(3,453,830)	(3,422,154)

Total Stockholders' Equity	286,877	273,553

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$398,178	$329,749

The accompanying notes are an integral part of these financial statements.

TIGER OIL AND ENERGY, INC.
(Formerly UTEC, Inc.)
(An Exploration Stage Company)
Consolidated Statements of Operations
(Unaudited)

					From Inception
					on April 30 2009
	For the Three Months Ended		For the Nine Months Ended		through
	September 30,		September 30,		September 30,
	2011	2010	2011	2010	2011

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES

Accretion expense	138	-	405	-	405
Amortization of deferred tax benefit	-	-	-	-	170,800
Impairment of intangible assets	-	-	-	-	650,136
Management fees	2,491	-	2,491	83,333	1,112,424
General and administrative	9,993	14,055	38,807	30,314	248,402

Total Operating Expenses	12,622	14,055	41,703	113,647	2,182,167

LOSS FROM OPERATIONS	(12,622)	(14,055)	(41,703)	(113,647)	(2,182,167)

OTHER INCOME (EXPENSE)

Interest expense	(225)	(25)	(675)	(134)	(1,036)
Gain on forgiveness of debt	-	-	-	-	111,674
Other income	-	-	-	-	40,000
Gain (loss) on derivative liability	8,145	(8,898)	10,702	(8,898)	(1,209)

Total Other Expense	7,920	(8,923)	10,027	(9,032)	149,429

LOSS BEFORE TAXES	(4,702)	(22,978)	(31,676)	(122,679)	(2,032,738)

Provision for income taxes	-	-	-	-	-

NET LOSS FROM CONTINUING OPERATIONS	(4,702)	(22,978)	(31,676)	(122,679)	(2,032,738)

Net income from discontinued operations	-	-	-	-	309,650
Loss on disposal of discontinued operations	-	-	-	-	(1,730,742)

Loss from Discontinued Operations,
Net of Income Taxes	-	-	-	-	(1,421,092)

NET LOSS	$(4,702)	$(22,978)	$(31,676)	$(122,679)	$(3,453,830)

BASIC LOSS PER SHARE
FROM CONTINUING OPERATIONS	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	52,893,520	34,118,159	53,307,589	34,118,159

The accompanying notes are a integral part of these financials statements.

TIGER OIL AND ENERGY, INC.
(Formerly UTEC, Inc.)
(An Exploration Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)

						Deficit
					Additional	Accumulated
	Preferred Stock		Common Stock		Paid-In	During the
	Shares	Amount	Shares	Amount	Capital	Exploration Stage	Total

Balance, December 31, 2006	22,013	$22	25,917,159	$25,917	$-	$(33,951)	$(8,012)

Common stock issued for acquisition
at $0.08 per share	-	-	22,500,000	22,500	1,879,439	-	1,901,939

Common shares issued for finders
fee at $0.001 per share	-	-	2,525,000	2,525	-	-	2,525

Preferred shares issued for acquisition
at $0.001 per share	20,000	20	-	-	-	-	20

Common stock issued pursuant to employment
stock grants at $0.06 per share	-	-	1,914,000	1,914	105,487	-	107,401

Common shares issued for intangible assets
at $0.08 per share	-	-	850,000	850	70,750	-	71,600

Common shares issued for services
at $0.45 per share	-	-	50,000	50	22,450	-	22,500

Capital contribution by shareholder	-	-	-	-	38,250	-	38,250

Net loss for the year ended
December 31, 2007	-	-	-	-	-	(285,341)	(285,341)

Balance, December 31, 2007	42,013	$42	53,756,159	$53,756	$2,116,376	$(319,292)	$1,850,882

Cancelled share issued pursuant to
employee stock grants	-	-	(1,898,000)	(1,898)	(105,485)	-	(107,383)

Common stock issued for cash
at $0.38 per share	-	-	110,000	110	41,874	-	41,984

Option expense pursuant to employee
option plan	-	-	-	-	96,750	-	96,750

Net loss for the year ended
December 31, 2008	-	-	-	-	-	(204,910)	(204,910)

Balance, December 31, 2008	42,013	42	51,968,159	51,968	2,149,515	(524,202)	1,677,323

Option expense pursuant to employee
option plan	-	-	-	-	401,250	-	401,250

Operational segment sold in exchange
for common stock	-	-	(22,500,000)	(22,500)	22,500	-	-

Common stock issued for purchase
of subsidiary at $0.01 per share	-	-	4,050,000	4,050	36,450	-	40,500

Common stock issued for cash
at $0.05 per share	-	-	600,000	600	29,400	-	30,000

Net loss for the year ended
December 31, 2009	-	-	-	-	-	(2,442,684)	(2,442,684)

Balance, December 31, 2009	42,013	42	34,118,159	34,118	2,639,115	(2,966,886)	(293,611)

Common stock issued for services
at $0.05 per share in October 2010	-	-	8,000,000	8,000	392,000	-	400,000

Common stock issued in acquisition of
Jett Rink subsidiary	-	-	10,000,000	10,000	500,000	-	510,000

Common stock issued for services at
$0.16 pere share on December 30, 2010	-	-	360,000	360	57,240	-	57,600

Contributed capital	-	-	-	-	579,034	-	579,034

Net loss for the year ended
December 31, 2010	-	-	-	-	-	(979,470)	(979,470)

Balance, December 31, 2010	42,013	42	52,478,159	52,478	4,167,389	(3,946,356)	273,553

Common stock issued for oil and gas leases
at $0.18 per share (unaudited)	-	-	250,000	250	44,750	-	45,000

Net loss for the nine months ended
September 30, 2011 (unaudited)	-	-	-	-	-	(31,676)	(31,676)

Balance, September 30, 2011 (unaudited)	42,013	$42	52,728,159	$52,728	$4,212,139	$(3,978,032)	$286,877

The accompanying notes are an integral part of these financial statements.

TIGER OIL AND ENERGY, INC.
(Formerly UTEC, Inc.)
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			From Inception
			on April 30,
	For the Nine Months Ended		2009 through
	September 30,		September 30,
	2011	2010	2011
OPERATING ACTIVITIES

Net loss	$(31,676)	$(122,679)	$(3,453,830)
Adjustments to Reconcile Net Loss to Net
Cash Used by Operating Activities:
Depreciation, amortization and accretion expense	405	414	1,131
Impairment of assets	-	-	528,894
Change in deriative liability	(10,702)	-	1,209
Amortization of intangibles	-	-	2,803
Employee option grants issued	-	-	46,500
Cancellation of employee stock option shares	-	-	354,750
Impairment of intangible assets	-	8,898	121,242
Common stock issued for services	-	-	457,600
Gain on settlement of debt	-	-	(111,457)
Deferred tax asset	-	-	170,800
Changes in operating assets and liabilities:
Increase in prepaid expenses	400	-	-
Related party payables	(664)	19,131	299,002
Accounts payable and accrued liabilities	10,066	70,161	(26,356)
Accrued salaries	-	-	83,333

Net Cash Used in Continuing Operating Activities	(32,171)	(24,075)	(1,524,379)
Net Cash Provided by Discontinued Operating Activities	-	-	1,678,016
Net Cash Provided by (Used in) Operating Activities	(32,171)	(24,075)	153,637

INVESTING ACTIVITIES

Purchase of property and equipment	(3,109)	-	(219,665)

Net Cash Used in Continuing Investing Activities	(3,109)	-	(219,665)
Net Cash Used in Discontinued Investing Activities	-	-	-
Net Cash Used in Investing Activities	(3,109)	-	(219,665)

FINANCING ACTIVITIES

Proceeds from related party notes payable	21,000	15,000	21,000
Proceeds from note payable	-	15,000	15,000
Proceeds from the sale of common stock	-	-	30,000

Net Cash Provided by Continuing Financing Activities	21,000	30,000	66,000
Net Cash Used in Discontinued Financing Activities	-	-	-
Net Cash Provided by Financing Activities	21,000	30,000	66,000

NET INCREASE (DECREASE) IN CASH	$(14,280)	$5,925	$(28)
CASH AT BEGINNING OF PERIOD	14,352	9,453	100

CASH AT END OF PERIOD	$72	$15,378	$72

The accompanying notes are an integral part of these financial statements.

TIGER OIL AND ENERGY, INC.
(Formerly UTEC, Inc.)
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			From Inception
			on April 30,
	For the Nine Months Ended		2009 through
	September 30,		September 30,
	2011	2010	2011

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Income taxes	$-	$-	$-
Interest	$-	$-	$-

NON CASH FINANCING ACTIVITIES:
Common stock issued in purchases
of subsidiaries	$-	$-	$550,500
Common stock and note issued for oil
and gas leases	$80,000	$-	$80,000
Common stock cancelled	$-	$-	$20,500
Contributed capital from forgiveness
of debt of a related-party	$-	$498,432	$579,034

The accompanying notes are an integral part of these financial statements.

TIGER OIL AND ENERGY, INC.
(Formerly UTEC, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
September 30, 2011 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2010 audited financial statements.  The results of operations for the period ended September 30, 2011 and 2010 are not necessarily indicative of the operating results for the full year.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

On February 1, 2011, the Company issued a note to a related party in exchange for $35,000 payment toward the purchase of certain oil leases in Kansas.  The note is non-interest bearing and due on January 31, 2012.

During the nine months ended September 30, 2011, the Company borrowed $21,000 from a related party.  The notes are unsecured, bear no interest, and are due on demand.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

On September 20, 2010 the Company borrowed a total of $15,000 from an unrelated third-party entity. The note bears interest at a rate of six percent per annum and is convertible at the option of the lender into common shares of the Company at the average bid quote for a period of five days prior to conversion.  The note has no formal payment terms or due date, other than being due one demand.  Under ASC 815, due to the unknown quantity of shares to be issued pursuant to the future conversion of the note, the Company recorded a derivative liability in the amount of $1,209 relating to the conversion feature of the note, and a related loss on derivative liability in the same amount.

NOTE 6 – PURCHASE OF MINERAL LEASES

On February 1, 2011, the Company entered into an agreement with an unrelated third-party entity to purchase a 100 percent interest in three oil and mineral leases in Cowley, County, Kansas.  As consideration for the purchase, the Company issued a non-interest bearing note for $35,000, and 250,000 shares of its common stock valued at the market rate of $0.18 per share.  The total consideration paid for the leases was $80,000.

NOTE 7 – STOCKHOLDERS’ EQUITY

On February 1, 2011, the Company issued 250,000 common shares as part of a lease purchase agreement.  The shares were valued at $0.18 per share based upon the closing share price on the date of issuance, resulting in an aggregate share value of $45,000.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and there are no material subsequent events to report.

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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
Furniture and fixtures 3-7 years

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. The Company determined that purchased intellectual property rights were deemed to be fully impaired and written-off during the year ended December 31, 2010.

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

As part of the Jett Rink LLC acquisition, the Company owns interests in two oil and gas wells on approximately 50 acres located in Creek County, State of Oklahoma, together with any personal property and lease equipment located thereon. These wells are shut-in and not producing at this time.

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

On November 29th the Company expanded its original agreement and entered into a joint development agreement with Black Hawk Exploration covering approximately 2,553 acres of oil and gas leases in Cowley County, Kansas. BHWX owns 100% of the leases within the Prospect Area and has an undivided 81.5% working interest in and to the oil and gas leases and their previous 10 shut-in oil and gas wells.

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

For the  Nine Months Ended September 30, 2011 and 2010

Revenues

Revenues from continuing operations for the nine month periods ended September 30, 2011 and 2010 were zero.  The Company divested all assets that generated revenue in the second quarter of 2009 as part of the sale of the legacy business.  These operations are classified as discontinued in the Company’s financial statements.

Expenses

Expenses from continuing operations for the nine  month periods ended September 30, 2011 and 2010 were $41,703 and $113,647, respectively.  Additionally, the Company recognized a gain on derivative liability in the amount of $10,702 during the nine months ended September 30, 2011 and interest expense in the amount of $675 and $134 during the nine months ended September 30, 2011 and 2010, respectively.

Liquidity and Capital Resources

As of September 30, 2011, the company had $72 cash on hand.  In April 2009, the Company sold its commercial explosives development, analysis, testing and manufacturing business (“Legacy Business”) in a non-cash transaction to a related party in exchange for stock in the Company totaling 22,500,000 shares.  The stock was cancelled in July of 2009.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of September 30, 2011, under the direction of the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended.  Based on the evaluation of these controls and procedures required by paragraph (b) of Sec. 240.13a-15 or 240.15d-15 the disclosure controls and procedures have been found to be ineffective.

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in our reports filed under the securities Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of Internal Control Over Financial Reporting

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2011.  In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. In management’s assessment of the effectiveness of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) as required by Exchange Act Rule 13a-15(c), our management concluded as of the end of the fiscal year covered by this Annual Report on Form 10-K that our internal control over financial reporting has not been effective.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that results more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of September 30, 2011:

i)
Lack of segregation of duties.  At this time, our resources and size prevent us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system.  Management will periodically reevaluate this situation.

ii)
Lack of an independent audit committee. Although we have an audit committee it is not comprised solely of independent directors. We may establish an audit committee comprised solely of independent directors when we have sufficient capital resources and working capital to attract qualified independent directors and to maintain such a committee.

iii)
Insufficient number of independent directors. At the present time, our Board of Directors does not consist of a majority of independent directors, a factor that is counter to corporate governance practices as set forth by the rules of various stock exchanges.

Our management determined that these deficiencies constituted material weaknesses.  Due to a lack of financial resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses. We will not be able to do so until we acquire sufficient financing to do so.  We will implement further controls as circumstances, cash flow, and working capital permit.  Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

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

On December 30, 2010 the Company issued 360,000 shares of common stock for services rendered.

On January 04, 2011 the Company issued 8,000,000 shares of its common stock to officers of the Company for services provided.  The fair value of the shares was determined based on the market price of $0.16 per share on the date of issuance.

On February 1st, 2011, - Tiger Oil and Energy, acquired a 100% interest in three Oil and Gas leases totaling 400 acres in Southern Kansas, comprised of three historically productive properties. The Company issued a Note and 250,000 shares of its common stock in the acquisition.

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

TIGER OIL AND ENERGY, INC.

November  21, 2011

/s/ Kenneth B. Liebscher
 Kenneth B. Liebscher, Director & CEO