Form 10-K/A
period 2010-10-31
Tiger Oil & Energy, Inc.
filed 2012-01-23
CIK 1386018

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10K/a 4

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

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of January 18, 2012 the Company had 52,978,159 issued and outstanding shares of its common stock and 42,013 of its preferred stock.

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

Utec, Inc. formed Tiger Oil and Energy, Inc. as a wholly owned subsidiary on August 20, 2010. Tiger Oil and Energy, Inc. had no operations, business plan or activity of any kind. At the closing of the Exchange Agreement, Jett Rink became a wholly-owned subsidiary of the Company and the Company acquired the business and operations of Jett Rink. The Exchange Agreement contains customary representations, warranties, and conditions to closing.

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

As part of the Jett Rink agreement, the Company owns interests in two oil and gas wells (Shilo Projects described below) for approximately 50 acres located in Creek County, State of Oklahoma, together with any personal property and lease equipment located thereon. Currently both these wells are shut-in and we will be evaluating these wells as to cost of putting back into production versus the expected revenues to be earned form the wells.

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

On November 29th the Company expanded its original agreement and entered into a co-development agreement with Black Hawk Exploration covering approximately 2,553 acres of oil and gas leases in Cowley County, Kansas. BHWX owns 100% of the leases within the Prospect Area and has an undivided 81.5% working interest in and to the oil and gas leases and their previous 10 shut-in oil and gas wells.

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

Item 6. Selected Financial Data.

Not Applicable

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with (i) our audited financial statements as of September 30, 2009that appear elsewhere in this 10K. This 10K contains certain forward-looking statements and our future operating results could differ materially from those discussed herein. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to announce publicly the results of any revisions of the forward -looking statements contained herein to reflect future events or developments.

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

Corporate Overview

Unless otherwise indicated, in this 10K, references to “we,” “our,” “us,” the “Company,” “TGRO” refer to Tiger Oil and Energy, Inc., a Nevada corporation (formerly UTEC, Inc.) and Jett Rink which became a wholly owned subsidiary October 29, 2010 after the closing of the voluntary share exchange transaction described above.. Future plans include the exploration, development and production of oil and gas in the United States. Our current focus is to secure $1,400,000 in financing to increase our holdings and develop our current oil and gas assets over the next twelve months.

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

Expenses

Expenses from continuing operations for the year ended December 31, 2010 and 2009 were $1,393,869 and $1,021,592. The majority of these expenses related to $540,933 and $569,000 in management fees for the years ended December 31,2010 and 2009 and $843,891 and 121,242 in impairment expenses for 2010 and 2009, respectively. The Company also recognized amortization of a deferred tax benefit in the amount of $170,800 during the year ended December 31, 2009.

Other Income (Expenses)

During the year ended December 31, 2010 the Company recognized a gain on forgiveness of debt in the amount of $111,674. In addition, the Company incurred a loss on derivative liability in the amount of $11,911.

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

Net Loss

For the years ended December 31, 2010 and 2009, the Company recognized net losses in the amounts of $1,294,467 and $2,442,684, respectively.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T). Controls and Procedures.

As of Dec. 31, 2010, under the direction of the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended.  Based on the evaluation of these controls and procedures required by paragraph (b) of Sec. 240.13a-15 or 240.15d-15 the disclosure controls and procedures have been found to be ineffective.

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

Evaluation of Internal Control Over Financial Reporting

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of Dec. 31, 2010.  In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. In management’s assessment of the effectiveness of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) as required by Exchange Act Rule 13a-15(c), our management concluded as of the end of the fiscal year covered by this Annual Report on Form 10-K that our internal control over financial reporting has not been effective.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that results more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of Dec. 31, 2010:

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

January 18, 2012

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Kenneth Liebscher	January 18, 2012	/s/ Bill Herndon	January 18, 2012
Kenneth Liebscher,	Date	Bill Herndon, Director	Date
President, CEO, Director

/s/ Howard Bouch	January 18, 2012	/s/ Ryan Kerr	January 18, 2012
Secretary, Treasurer, CFO Director	Date	Ryan Kerr Director	Date

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

/s/ Sadler, Gibb & Associates

Salt Lake City, UT

January 19, 2012

TIGER OIL AND ENERGY, INC.
(Formerly UTEC, Inc.)
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS
	December 31,	December 31,
	2010	2009

CURRENT ASSETS

Cash and cash equivalents	$14,352	$9,453
Prepaid expenses	400	-

Total Current Assets	14,752	9,453

OTHER ASSETS

Machinery and equipment, net	-	216,970
Construction in progress	-	111,457
Oil and gas properties, net	-	-

Total Other Assets	-	328,427

TOTAL ASSETS	$14,752	$337,880

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$4,103	$350,716
Accrued salary	-	200,000
Related party payables	19,064	80,535
Loan payable	15,240	240
Derivative liability	11,911	-

Total Current Liabilities	50,318	631,491

LONG-TERM DEBT

Asset retirement obligation	5,878	-

TOTAL LIABILITIES	56,196	631,491

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock - 1,000,000 authorized, $0.001 par value;
42,013 and 42,013 issued and outstanding, respectively	42	42
Common stock - 74,000,000 authorized, $0.001 par value;
52,478,159 and 34,118,159 issued and outstanding, respectively	52,478	34,118
Additional paid-in capital	4,167,389	2,639,115
Deficit accumulated incurred prior to the development stage	(524,202)	(524,202)
Deficit accumulated during the development stage	(3,737,151)	(2,442,684)

Total Stockholders' Equity (Deficit)	(41,444)	(293,611)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$14,752	$337,880

The accompanying notes are an integral part of these consolidated financial statements

TIGER OIL AND ENERGY, INC.
(Formerly UTEC, Inc.)
(A Development Stage Company)
Consolidated Statements of Operations

			From Inception
			on April 30,
	For the Year Ended		2009 through
	December 31,		December 31,
	2010	2009	2010

REVENUES	$-	$-	$-
COST OF SALES	-	-	-
GROSS MARGIN	-	-	-

OPERATING EXPENSES

Amortization of deferred tax benefit	-	170,800	170,800
Impairment of assets	843,891	121,242	965,133
Management fees	540,933	569,000	1,109,933
General and administrative	9,045	160,550	169,595

Total Operating Expenses	1,393,869	1,021,592	2,415,461

LOSS FROM OPERATIONS	(1,393,869)	(1,021,592)	(2,415,461)

OTHER EXPENSE

Interest expense	(361)	-	(361)
Gain on forgiveness of debt	111,674	-	111,674
Loss on derivative liability	(11,911)	-	(11,911)

Total Other Expense	99,402	-	99,402

LOSS BEFORE TAXES	(1,294,467)	(1,021,592)	(2,316,059)

Provision for income taxes	-	-	-

NET LOSS FROM CONTINUING OPERATIONS	(1,294,467)	(1,021,592)	(2,316,059)

Net income (loss) from discontinued operations	-	309,650	309,650
Loss on disposal of discontinued operations	-	(1,730,742)	(1,730,742)

Loss from Discontinued Operations,
Net of Income Taxes	-	(1,421,092)	(1,421,092)

NET LOSS	$(1,294,467)	$(2,442,684)	$(3,737,151)

BASIC LOSS PER SHARE
FROM CONTINUING OPERATIONS	$(0.03)	$(0.02)
BASIC LOSS PER SHARE
FROM DISCONTINUED OPERATIONS	$-	$(0.03)

TOTAL BASIC LOSS PER SHARE	$(0.03)	$(0.05)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	37,780,406	47,361,310

The accompanying notes are a integral part of these consolidated financials statements

TIGER OIL AND ENERGY, INC.
(Formerly UTEC, Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows
			From Inception
			on April 30,
	For the Year Ended		2009 through
	December 31,		December 31,
	2010	2009	2010
OPERATING ACTIVITIES

Net loss	$(1,294,467)	$(2,442,684)	$(3,737,151)
Adjustments to Reconcile Net Loss to Net
Cash Used by Operating Activities:
Depreciation	414	312	726
Impairment of assets	843,891	-	843,891
Change in deriative liability	11,911	-	11,911
Amortization of intangibles	-	2,803	2,803
Employee option grants issued	-	46,500	46,500
Cancellation of employee stock option shares	-	354,750	354,750
Impairment of intangible assets	-	121,242	121,242
Common stock issued for services	457,600	-	457,600
Gain on settlement of debt	(111,457)	-	(111,457)
Deferred tax asset	-	170,800	170,800
Changes in operating assets and liabilities:
Increase in prepaid expenses	(400)	-	(400)
Accounts payable and accrued liabilities	(20,057)	(16,365)	(36,422)
Related party payables	19,131	280,535	299,666
Accrued salaries	83,333	-	83,333

Net Cash Used in Continuing Operating Activities	(10,101)	(1,482,107)	(1,492,208)
Net Cash Provided by Discontinued Operating Activities	-	1,678,016	1,678,016
Net Cash Provided by (Used in) Operating Activities	(10,101)	195,909	185,808

INVESTING ACTIVITIES

Purchase of property and equipment	-	(216,556)	(216,556)

Net Cash Used in Investing Activities	-	(216,556)	(216,556)

FINANCING ACTIVITIES

Proceeds from notes payable	15,000	-	15,000
Proceeds from issuance of common stock	-	30,000	30,000

Net Cash Provided by Financing Activities	15,000	30,000	45,000

NET INCREASE IN CASH	4,899	9,353	14,252
CASH AT BEGINNING OF PERIOD	9,453	100	100

CASH AT END OF PERIOD	$14,352	$9,453	$14,352

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:
CASH PAID FOR:
Income taxes paid	$-	$-	$-
Interest paid	-	-	-

NON CASH FINANCING ACTIVITIES:
Common stock issued for purchase of subsidiary	$510,000	$40,500	$550,500
Common stock cancelled	-	20,500	20,500
Contributed capital from forgiveness
of debt of a related party	579,034	-	579,034

The accompanying notes are an integral part of these consolidated financial statements

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

Development Stage Company Classification

Effective April 30, 2009, the Company has re-entered the development stage.  The Company divested its main revenue producing operations and since that date has not achieved significant revenue from its principle operations. The Company is a therefore currently a development stage company as defined by ASC 915.

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

Impairment of Long-Lived Assets (Continued)

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.  The Company determined that purchased oil and gas property rights, equipment and machinery, and construction in process were deemed to be fully impaired and written-off during the year ended December 31, 2010. As such, the Company recognized impairment expense of $515,878 in connection with its ownership of oil and gas property rights, and $328,013 in connection with its ownership of various machinery, equipment, and other assets categorized as construction in progress for a total impairment expense recognized during the year ended December 31, 2010 of $843,891. The Company also recognized $121,242 of impairment expense for the year ended December 31, 2009

Fair Value of Financial Instruments

The Company follows ASC 825 in accounting for its financial instruments.  The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The carrying amounts of financial assets and liabilities, such as accrued expenses, approximate their fair values because of the short maturity of these instruments.  The Company’s notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at December 31, 2010 and 2009.

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

Oil and Gas Properties

The Company follows the full cost method of accounting for its oil and natural gas properties, whereby all costs incurred in connection with the acquisition, exploration for and development of petroleum and natural gas reserves are capitalized. Such costs include lease acquisition, geological and geophysical activities, rentals on non-producing leases, drilling, completing and equipping of oil and gas wells and administrative costs directly attributable to those activities and asset retirement costs. Disposition of oil and gas properties are accounted for as a reduction of capitalized costs, with no gain or loss recognized unless such adjustment would significantly alter the relationship between capital costs and proved reserves of oil and gas, in which case the gain or loss is recognized to income. Depletion and depreciation of proved oil and gas properties is calculated on the units-of-production method based upon estimates of proved reserves. Such calculations include the estimated future costs to develop proved reserves. Oil and gas reserves are converted to a common unit of measure based on the energy content of 6,000 cubic feet of gas to one barrel of oil. Costs of unevaluated properties are not included in the costs subject to depletion. These costs are assessed periodically for impairment.

Ceiling Test

In applying the full cost method, Jett Rink performed an impairment test (ceiling test) at each reporting date, whereby the carrying value of oil and gas property and equipment is limited to the “estimated present value” of the future net revenues from its proved reserves, discounted at a 10-percent interest rate and based on current economic and operating conditions, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to any book and tax basis differences of the properties. As of December 31, 2010 and 2009 the Company recorded impairment of oil and gas properties in the amounts of $515,878 and $-0-, respectively.

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

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

Below is a listing of the most recent accounting pronouncements issued since through January 11, 2011. The Company has evaluated these pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position, or statements.

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

In July 2009, the FASB ratified the consensus reached by EITF (Emerging Issues Task Force) issued EITF No. 09-1, (ASC Topic 470) "Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance" ("EITF 09-1"). The provisions of EITF 09-1, clarifies the accounting treatment and disclosure of share-lending arrangements that are classified as equity in the financial statements of the share lender. An example of a share-lending arrangement is an agreement between the Company (share lender) and an investment bank (share borrower) which allows the investment bank to use the loaned shares to enter into equity derivative contracts with investors. EITF 09-1 is effective for fiscal years that beginning on or after December 15, 2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. Share-lending arrangements that have been terminated as a result of counterparty default prior to December 15, 2009, but for which the entity has not reached a final settlement as of December 15, 2009 are within the scope. Effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009.

NOTE 4 – PROPERTY AND EQUIPMENT, NET

The Company’s property and equipment as of December 31, 2010 and 2009 are summarized as follows:

Depreciation expense for the fiscal years ended December 31, 2010 and 2009 was $412 and $312 respectively.  The Company recognized $328,013 and $121,242 of impairment expense related to property and equipment during the fiscal years ended December 31, 2010 and 2009, respectively.

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

NOTE 8 – STOCKHOLDERS’ DEFICIT

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

NOTE 10 – OIL AND GAS PROPERTIES

Oil and gas properties are stated at cost. Depletion expense for the year ended December 31, 2010 and 2009 amounted to $-0- and $-0-, respectively. Gains and losses on sales and disposals are included in the statements of operations. During the year ended December 31, 2010 and 2009, respectively, the Company fully impaired its oil and gas properties, recognizing an impairment expense in the amounts of $515,878 and $-0-.

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

	For the Years Ended
	December 31,
	2010	2009
Current taxes	$ (381,993)	$ (952,647)
Stock/options issued for services	178,464	156,488
Stock/options issued in acquisitions of subsidiaries	198,900	15,795
Contributed services	225,823	-
Depreciation and amortization	161	1,215
Impairment expense	206,269	47,284
Change in derivative liability	4,645	-
Valuation allowance	(432,269)	731,865
Total provision for income taxes	$ -	$ -

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2010 and 2009 due to the following:

	December 31,
	2010	2009
Loss carryforwards (expire through 2030)	$ 875,173	$ (233,210)

Total gross deferred tax asset	328,077	(104,193)
Valuation allowance	(328,077)	104,193
Net deferred tax assets	-	-
Deferred tax liabilities	-	-
Net deferred taxes	$ -	$ -

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

NOTE 15 – SUBSEQUENT EVENTS

Notes Payable

On February 1, 2011, the Company issued a note to a related party in exchange for $35,000 payment toward the purchase of certain oil leases in Kansas.  The note is non-interest bearing and due on January 31, 2012.

On August 8, 2011, the Company borrowed $21,000 from related parties.  The notes are unsecured, bear no interest, and are due on demand.

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

On April 1, 2011, the Company acquired a 100 percent working interest and an 80 percent net revenue interest in two oil and gas wells located in Ness County, Kansas. The Company acquired interests in two oil wells located on approximately 240 leased acres.  The wells had been shut-in in previous years and are not producing as of the date of this report.  The effective date of the purchase and sale was April 1, 2010. The purchase price paid for the acquisition was $1,000 at auction and the properties carry a $2,109 aggregate annual surface lease agreement payment.

Common Stock

On February 1, 2011, the Company issued 250,000 common shares as part of an oil and gas lease purchase agreement.  The shares were valued at $0.18 per share based upon the closing share price on the date of issuance, resulting in an aggregate share value of $45,000.

In accordance with ASC 855-10, Company management reviewed all other material events through the date of this report and there are no material subsequent events to report.