Form 10-K/A
period 2010-12-31
Tiger Oil & Energy, Inc.
filed 2012-03-05
CIK 1386018

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10K/a5

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
[  ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
[  ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X] NO [  ]

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

 Non-accelerated filer (Do not check if a smaller reporting company) [  ]    Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
[  ] Yes [X] No

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

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of March 2, 2012 the Company had 52,978,159 issued and outstanding shares of its common stock and 42,013 of its preferred stock.

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

2

TABLE OF CONTENTS

PART I

Item 1.	Business	4
Item 1A.	Risk Factors	7
Item 1B.	Unresolved Staff Comments	7
Item 2.	Properties	7
Item 3.	Legal Proceedings	7
Item 4.	Submission of Matters to a Vote of Security Holders	7

PART II

PART III

PART IV

Item 15.	Exhibits, Financial Statement Schedules	16

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

A decision was made to sell the legacy business to Energetic Systems, Inc., LLC., and retain within the UTEC consolidated group the Ceramatec license and waste destruction assets developed over the past two years. This will minimize the immediate cash requirements of the company. The sale was completed on April 26, 2009, effective as of April 1, 2009. UTEC, Inc. and its wholly owned subsidiary UTEC Corporation continue as public companies, retaining the assets of the waste destruction business. We abandoned these activities upon changing its business direction and the purchase of Jett Rink Oil LLC.

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

As part of the Jett Rink agreement, the Company owns interests in two oil and gas wells (Shilo Projects described below) for approximately 50 acres located in Creek County, State of Oklahoma, together with any personal property and lease equipment located thereon. Currently both these wells are shut-in and we will be evaluating these wells as to cost of putting back into production versus the expected revenues to be earned from the wells.

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

Item 6. Selected Financial Data.

Not Applicable

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with (i) our audited financial statements as of December 31, 2010 that appear elsewhere in this 10K. This 10K contains certain forward-looking statements and our future operating results could differ materially from those discussed herein. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to announce publicly the results of any revisions of the forward -looking statements contained herein to reflect future events or developments.

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

The Company has recently consummated a voluntary share exchange transaction between the Company on one hand and Jett Rink Oil, LLC, a Kansas limited liability company(“Jett Rink”) and Bill Herndon, the sole member of Jett Rink, on the other hand, pursuant to which the Company has acquired from Bill Herndon all of the membership interest in Jett Rink in exchange for approximately 10,000,000 shares of the Company’s Common Stock and Jett Rink has become a wholly-owned subsidiary of the Company.

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

Expenses

Expenses from continuing operations for the year ended December 31, 2010 and 2009 were $1,433,869 and $1,021,592. The majority of these expenses related to $540,933 and $569,000 in management fees for the years ended December 31,2010 and 2009 and $843,891 and $121,242 in impairment expenses for 2010 and 2009, respectively. The Company also recognized amortization of a deferred tax benefit in the amount of $170,800 during the year ended December 31, 2009.

Other Income (Expenses)

During the year ended December 31, 2010 the Company recognized a gain on forgiveness of debt in the amount of $111,674. In addition, the Company incurred a loss on derivative liability in the amount of $11,911. The Company also recognized other income of $40,000 relating to a finder’s fee received.

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

Liquidity and Capital Resources

As of December 31, 2010, we had $14,752 in current assets, consisting of $14,352 in cash, compared to $9,453 in current assets at December 31, 2009, which consisted of cash of $9,453. Current liabilities at December 31, 2010, totaled $50,318 compared to $631,491 at December 31, 2009. The current liabilities at December 31, 2010 consisted of accounts payable and accrued expenses of $4,103, accounts payable to related parties in the amount of $19,064, loans payable of $15,240 and a derivative liability of$11,911. At December 31, 2009 the current liabilities consisted of accounts payable and accrued expenses of $350,716, accrued salaries of$200,000, accounts payable to related parties in the amount of $80,535, and loans payable of $240. A related party loan of $15,000 was made to the Company by Celtic Lyon, Ltd. on September 20, 2010 which is payable on demand and carries a 6% APR.

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

Howard Bouch, Director

Howard Bouch, age 66, is a Private Practice Chartered Accountant with over 36 years of Public and Private international experience. Mr. Bouch originally qualified as a Chartered Accountant (English and Wales Institute) in 1968. Mr. Bouch joined Deloitte & Co, Lusaka, Zambia from 1970 - 1972. Mr. Bouch joined Anglo American Corp, Zambia working as Head Office Chief Accountant for Nchanga Consolidated Copper Mines (world’s 2nd largest) from 1972 - 1976. In 1976 Mr. Bouch returned to the UK and joined Babcock and Wilcox, Engineers, Nottinghamshire, England as Chief Accountant for one of their subsidiaries. Mr. Bouch was Chief Accountant of a private building firm in Cumbria, England from 1978 - 1984. In 1984 Mr. Howard Bouch established a Private Practice as a Chartered Accountant and continues to provide professional services to Cumbrian firms to the present. Mr. Bouch is a Director of Viavid Broadcasting Inc., a fully reporting, US Public Company, trading on the Pink Sheets under the symbol (VVDB) and Director and CFO of Universal Potash Corp. (UPCO). He is also as Director and CFO of Black Hawk Exploration Inc., (BHWX) and Director and CFO of Convenient cast, Inc. (CVCT).

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

Our Code of Business Conduct and Ethics was filed with the Securities and Exchange Commission on May 15, 2008 as an Exhibit to our Form 10. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Tiger Oil and Energy, Inc, 7230 Indian Creek Ln., Ste 201, Las Vegas, NV 89149

Item 11. Executive Compensation.

The following charts include compensation and options received by all Officers and Directors of the Company.

Officers and Directors

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards	Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Kenneth Liebscher	2009	0	0	0	0	0	0	0	0
	2010	0	0	40,000	0	0	0	0	40,000
Howard Bouch	2009	0	0	0	0	0	0	0	0
	2010	0	0	40,000	0	0	0	0	40,000
Bill Herndon	2009	0	0	0	0	0	0	0	0
	2010	0	0	40,000	0	0	0	0	40,000
Ryan Kerr	2009	0	0	0	0	0	0	0	0
	2010	0	0	40,000	0	0	0	0	40,000

OPTIONS

There are no options granted.

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

Date March 5, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Kenneth Liebscher	March 5, 2012	/s/ Bill Herndon	March 5, 2012
Kenneth Liebscher,	Date	Bill Herndon, Director	Date
President, CEO, Director

/s/ Howard Bouch	March 5, 2012	/s/ Ryan Kerr	March 5, 2012
Secretary, Treasurer, CFO Director	Date	Ryan Kerr Director	Date

TIGER OIL AND ENERGY, INC.
(Formerly UTEC, Inc.)
(A Development Stage Company)

AUDIT REPORT OF INDEPENDENT ACCOUNTANTS
AND
CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

TIGER OIL AND ENERGY, INC.

_______________________________________

19

SADLER, GIBB& ASSOCIATES, L.L.C.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Tiger Oil and Energy, Inc.

(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Tiger Oil and Energy, Inc. (A Development Stage Company) as of December 31, 2010 and 2009, and the related consolidated statement of operations, consolidated stockholders’ equity (deficit) and cash flows for the period from April 30, 2009 (inception) through December 31, 2010. The consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audit. We also audited the adjustments described in Note 15 that were applied to restate the 2010 financial statements. In our opinion, such adjustments are appropriate and have been properly applied.

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

/s/ Sadler, Gibb & Associates

Sadler, Gibb & Associates

Salt Lake City, UT

March 2, 2012

TIGER OIL AND ENERGY, INC.

(Formerly UTEC, Inc.)

(A Development Stage Company)

Consolidated Balance Sheets

	December 31,	December 31,
	2010	2009
	(Restated)
ASSETS
CURRENT ASSETS

Cash and cash equivalents	$14,352	$9,453
Prepaid expenses	400	-

Total Current Assets	14,752	9,453

OTHER ASSETS

Machinery and equipment, net	-	216,970
Construction in progress	-	111,457
Oil and gas properties, net	-	-

Total Other Assets	-	328,427

TOTAL ASSETS	$14,752	$337,880

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$4,103	$350,716
Accrued salary	-	200,000
Related party payables	19,064	80,535
Loan payable	15,240	240
Derivative liability	11,911	-

Total Current Liabilities	50,318	631,491

LONG-TERM DEBT

Asset retirement obligation	5,878	-

TOTAL LIABILITIES	56,196	631,491

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock - 1,000,000 authorized, $0.001 par value;
42,013 and 42,013 issued and outstanding, respectively	42	42
Common stock - 74,000,000 authorized, $0.001 par value;
52,478,159 and 34,118,159 issued and outstanding, respectively	52,478	34,118
Additional paid-in capital	4,167,389	2,639,115
Deficit accumulated incurred prior to the development stage	(524,202)	(524,202)
Deficit accumulated during the development stage	(3,737,151)	(2,442,684)

Total Stockholders' Equity (Deficit)	(41,444)	(293,611)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$14,752	$337,880

The accompanying notes are an integral part of these consolidated financial statements.

TIGER OIL AND ENERGY, INC.

(Formerly UTEC, Inc.)

(A Development Stage Company)

Consolidated Statements of Operations

	For the Year Ended December 31,		From Inception on April 30, 2009 through December 31,
	2010	2009	2010
	(Restated)		(Restated)

REVENUES	$-	$-	$-
COST OF SALES	-	-	-
GROSS MARGIN	-	-	-

OPERATING EXPENSES

Amortization of deferred tax benefit	-	170,800	170,800
Impairment of assets	843,891	121,242	965,133
Management fees	540,933	569,000	1,109,933
General and administrative	49,045	160,550	209,595

Total Operating Expenses	1,433,869	1,021,592	2,455,461

LOSS FROM OPERATIONS	(1,433,869)	(1,021,592)	(2,455,461)

OTHER INCOME (EXPENSE)

Interest expense	(361)	-	(361)
Other income	40,000	-	40,000
Gain on forgiveness of debt	111,674	-	111,674
Loss on derivative liability	(11,911)	-	(11,911)

Total Other Expense	139,402	-	139,402

LOSS BEFORE TAXES	(1,294,467)	(1,021,592)	(2,316,059)

Provision for income taxes	-	-	-

NET LOSS FROM CONTINUING OPERATIONS	(1,294,467)	(1,021,592)	(2,316,059)

Net income (loss) from discontinued operations	-	309,650	309,650
Loss on disposal of discontinued operations	-	(1,730,742)	(1,730,742)

Loss from Discontinued Operations,
Net of Income Taxes	-	(1,421,092)	(1,421,092)

NET LOSS	$(1,294,467)	$(2,442,684)	$(3,737,151)

BASIC LOSS PER SHARE FROM CONTINUING OPERATIONS	$(0.03)	$(0.02)
BASIC LOSS PER SHARE FROM DISCONTINUED OPERATIONS	$-	$(0.03)

TOTAL BASIC LOSS PER SHARE	$(0.03)	$(0.05)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	37,780,406	47,361,310

The accompanying notes are a integral part of these consolidated financials statements.

TIGER OIL AND ENERGY, INC.

(Formerly UTEC, Inc.)

(A Development Stage Company)

Consolidated Statements of Stockholders' Deficit

(Restated)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2008	42,013	$42	51,968,159	$51,968	$2,149,515	$(524,202)	$1,677,323

Option expense pursuant to employee option plan	-	-	-	-	401,250	-	401,250

Operational segment sold in exchange for common stock issued in April 2009	-	-	(22,500,000)	(22,500)	22,500	-	-

Common stock issued for purchase of subsidiary at $0.01 per share on October 10, 2009	-	-	4,050,000	4,050	36,450	-	40,500

Common stock issued for cash at $0.05 per share on October 20, 2009	-	-	600,000	600	29,400	-	30,000

Net loss for the year ended December 31, 2009	-	-	-	-	-	(2,442,684)	(2,442,684)

Balance, December 31, 2009	42,013	42	34,118,159	34,118	2,639,115	(2,966,886)	(293,611)

Common stock issued for services at $0.05 per share in October 2010	-	-	8,000,000	8,000	392,000	-	400,000

Common stock issued in purchase of subsidiary at $0.051 per share on October 28, 2010	-	-	10,000,000	10,000	500,000	-	510,000

Common stock issued for services at $0.16 per share on December 30, 2010	-	-	360,000	360	57,240	-	57,600

Contributed capital	-	-	-	-	579,034	-	579,034

Net loss for the year ended December 31, 2010	-	-	-	-	-	(1,294,467)	(1,294,467)

Balance, December 31, 2010	42,013	$42	52,478,159	$52,478	$4,167,389	$(4,261,353)	$(41,444)

Deficit accumulated incured prior to the development stage	$(524,202)
Deficit accumulated during the development stage	(3,737,151)

Total accumulated deficit	$(4,261,353)

The accompanying notes are an integral part of these consolidated financial statements.

TIGER OIL AND ENERGY, INC.

(Formerly UTEC, Inc.)

(A Development Stage Company)

Consolidated Statements of Cash Flows

	For the Year Ended December 31,		From Inception on April 30, 2009 through December 31,
	2010	2009	2010
	(Restated)		(Restated)
OPERATING ACTIVITIES

Net loss	$(1,294,467)	$(2,442,684)	$(3,737,151)
Adjustments to Reconcile Net Loss to Net Cash Used by Operating Activities:
Depreciation	414	312	726
Impairment of assets	843,891	-	843,891
Change in deriative liability	11,911	-	11,911
Amortization of intangibles	-	2,803	2,803
Employee option grants issued	-	46,500	46,500
Cancellation of employee stock option shares	-	354,750	354,750
Impairment of intangible assets	-	121,242	121,242
Common stock issued for services	457,600	-	457,600
Gain on settlement of debt	(111,457)	-	(111,457)
Deferred tax asset	-	170,800	170,800
Changes in operating assets and liabilities:
Increase in prepaid expenses	(400)	-	(400)
Accounts payable and accrued liabilities	(20,057)	(16,365)	(36,422)
Related party payables	19,131	280,535	299,666
Accrued salaries	83,333	-	83,333

Net Cash Used in Continuing Operating Activities	(10,101)	(1,482,107)	(1,492,208)
Net Cash Provided by Discontinued Operating Activities	-	1,678,016	1,678,016
Net Cash Provided by (Used in) Operating Activities	(10,101)	195,909	185,808

INVESTING ACTIVITIES

Purchase of property and equipment	-	(216,556)	(216,556)

Net Cash Used in Investing Activities	-	(216,556)	(216,556)

FINANCING ACTIVITIES

Proceeds from notes payable	15,000	-	15,000
Proceeds from issuance of common stock	-	30,000	30,000

Net Cash Provided by Financing Activities	15,000	30,000	45,000

NET INCREASE IN CASH	4,899	9,353	14,252
CASH AT BEGINNING OF PERIOD	9,453	100	100

CASH AT END OF PERIOD	$14,352	$9,453	$14,352

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:

CASH PAID FOR:
Income taxes paid	$-	$-	$-
Interest paid	-	-	-

NON CASH FINANCING ACTIVITIES:
Common stock issued for purchase of subsidiary	$510,000	$40,500	$550,500
Common stock cancelled	-	20,500	20,500
Contributed capital from forgiveness of debt of a related party	579,034	-	579,034

The accompanying notes are an integral part of these consolidated financial statements.

TIGER OIL AND ENERGY, INC.

(Formerly UTEC, Inc.)

(A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

(Restated)

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

TIGER OIL AND ENERGY, INC.

(Formerly UTEC, Inc.)

(A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

(Restated)

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

TIGER OIL AND ENERGY, INC.

(Formerly UTEC, Inc.)

(A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

(Restated)

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

TIGER OIL AND ENERGY, INC.

(Formerly UTEC, Inc.)

(A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

(Restated)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

TIGER OIL AND ENERGY, INC.

(Formerly UTEC, Inc.)

(A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

(Restated)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

TIGER OIL AND ENERGY, INC.

(Formerly UTEC, Inc.)

(A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

(Restated)

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

TIGER OIL AND ENERGY, INC.

(Formerly UTEC, Inc.)

(A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

(Restated)

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

TIGER OIL AND ENERGY, INC.

(Formerly UTEC, Inc.)

(A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

(Restated)

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

TIGER OIL AND ENERGY, INC.

(Formerly UTEC, Inc.)

(A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

(Restated)

NOTE 7– ACQUISITION OF SUBSIDIARIES

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

TIGER OIL AND ENERGY, INC.

(Formerly UTEC, Inc.)

(A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

(Restated)

NOTE 8 – STOCKHOLDERS’ DEFICIT (CONTINUED)

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

The Company currently leases properties at which hazardous substances could have been or are being handled. In addition, many of these properties have been operated by third parties whose treatment and disposal or release of hydrocarbons or other wastes were not under the Company’s control. Under existing laws the Company could be required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators), to clean up contaminated property (including contaminated ground water) or to perform remedial plugging operations to prevent future contamination. The Company is investigating the extent of any such liability and the availability of applicable defenses and believes costs related to these sites will not have a material adverse affect on the Company’s net income, financial condition or liquidity in a future period.

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

TIGER OIL AND ENERGY, INC.

(Formerly UTEC, Inc.)

(A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

(Restated)

NOTE 9 – ENVIRONMENTAL AND OTHER CONTINGENCIES (CONTINUED)

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

TIGER OIL AND ENERGY, INC.

(Formerly UTEC, Inc.)

(A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

(Restated)

NOTE 13 – INCOME TAXES (CONTINUED)

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

NOTE 14– DISCONTINUED OPERATIONS

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

TIGER OIL AND ENERGY, INC.

(Formerly UTEC, Inc.)

(A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

(Restated)

NOTE 15 – RESTATED FINANCIAL STATEMENTS

The Company's financial statements for the year ended December 31, 2010 have been restated to fully impair certain oil and gas properties. The impairment expense recorded pursuant to this restatement totaled $314,997. The following summarized financial data compares of the Company's original and restated financial statements:

	Original	Restated	Difference
BALANCE SHEET

Total Current Assets	$14,752	$14,752	$-
Oil and gas properties, net	314,997	-0-	(314,997)
Total Assets	329,749	14,752	(314,997)
Total Current Liabilities	50,318	50,318	-
Total Liabilities	56,196	56,196	-
Total Stockholders’ Deficit	273,553	(41,444)	(314,997)
Total Liabilities and Stockholders’ Equity (Deficit)	$329,749	$14,752	$(314,997)

STATEMENT OF OPERATIONS

Revenues	$-	$-	$-
Impairment of assets	528,894	843,891	314,997
Other operating expenses	589,978	589,978	-
Total Operating Expenses	1,118,872	1,433,869	274,997
Loss from Operations	(1,118,872)	(1,433,869)	(274,997)
Other Income (Expenses)	139,402	139,402	-
Net Loss	(979,470)	(1,294,467)	(314,997)

TIGER OIL AND ENERGY, INC.

(Formerly UTEC, Inc.)

(A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

(Restated)

NOTE 16 – SUBSEQUENT EVENTS

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

