Form 10-K
period 2011-12-31
Tiger Oil & Energy, Inc.
filed 2012-03-30
CIK 1386018

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number   333-141875

Tiger Oil and Energy, Inc.

(Exact name of registrant as specified in its charter)

NEVADA	20-5936198
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

7230 Indian Creek Ln. Ste. 201, Las Vegas, NV 89149

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

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of March 29, 2012 the Company had 52,728,159 issued and outstanding shares of its common stock and 42,013 of its preferred stock.

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

ii

iii

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

Corporate History

Tiger Oil and Energy, Inc.,( formerly UTEC INC., formerly Lyon Capital Venture Corp., is a Nevada corporation organized on November 8, 1993 as a “For Profit” corporation for the purpose of engaging in any lawful activity. The Company was in the development stage through December 31, 2006. The year ended December 31, 2007, is the first year during which the Company is considered an operating company and was no longer considered in a development stage. On January 10, 2007, the Company purchased 100% of the shares of UTEC Corporation, Inc. from Energetic Systems Inc. LLC, for a total consideration of 22,500,000 of the Company’s par value $0.001 common shares and 20,000 of the Company’s par value $0.001 preferred shares. Each share of our preferred stock entitles the owner to 2,500 votes. Shares of our preferred shares can be converted to two common for one preferred.The Company also issued 2,525,000 common shares in finder’s fees.

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

The Company operated three marketing units, all under the management of Dr. FortunatoVillamagna, Managing Director and CEO.

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

On October 1, 2009, the Board of Directors asked Suresh Subramanian to step down as President and J. Curt Stafford to step down as CFO of the Company pursuant to a condition of the Company’s agreement with CR2 Energy Commodities Corp. Effective October 1, 2009, the Board of Directors appointed FortunatoVillamagna as President and CEO; Kenneth B. Liebscher as Secretary and Howard Bouch as CFO.

On May 26, 2010, FortunatoVillamagna and David Taylor resigned from the Board of Directors and Ken Liebscher was appointed President/CEO and Howard Bouch was appointed Secretary and CFO.

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

As part of the Jett Rink agreement, the Company owns interests in two oil and gas wells of approximately 50 acres located in Creek County, State of Oklahoma, together with any personal property and lease equipment located thereon. Currently both these wells are shut-in and we will be evaluating these wells as to cost of putting back into production versus the expected revenues to be earned form the wells.

On August 6, 2010 the Board increased its Directors to five with the addition of Mr. Bill Herndon, Mr. Ryan Kerr and Mr. Paul Liebman.Mr. Herndon has been an oil operator in Kansas and Oklahoma for the past five years.

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

Indemnification of Directors and Officers

Our bylaws contain provisions which require that the company indemnify its officers, directors, employees and agents, in substantially the same language asSection 78.7502 of the Nevada Revised Statutes. Article 12 of the Company’s Articles of Incorporation provides for the Company’s ability to indemnify it’s officers, directors,employees and agents, subject to the limitations provided in Nevada Revised Statutes 78.7502, for expenses actually and reasonably incurred. No indemnification shall bemade if the proposed party has been adjudged to be liable to the company or where the matter was settled without court approval. Indemnification must be made upon adetermination by a majority of the uninterested Board, and if not available, by the shareholders or by a court of competent jurisdiction.

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

	2011		2010
	High	Low	High	Low
Qtr 1	0.20	0.10	0.01	0.05
Qtr 2	0.20	0.15	0.01	0.05
Qtr 3	0.15	0.13	0.01	0.05
Qtr 4	0.21	0.21	0.05	0.25

We did not make any dividend payments during the fiscal years ended December 31, 2011 or 2010 and have no plans to pay dividends in the foreseeable future. We did not repurchase any shares of our common stock during the fiscal year ended December 31, 2011 or 2010.

Transfer Agent: Empire Stock Transfer Co., 1859 Whitney Mesa Dr., Henderson, NV 89014

The Company did not make any repurchases of its securities during the year ended December 31, 2011.

Item 6. Selected Financial Data.

Not Applicable

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This 10K contains certain forward-looking statements and our future operating results could differ materially from those discussed herein.Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to bematerially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers arecautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to announce publicly the results of anyrevisions of the forward -looking statements contained herein to reflect future events or developments.

Going Concern

The future of our company is dependent upon its ability to obtain financing and upon future profitable operations from the sale of products and services through ourwebsites. Management has plans to seek additional capital through a private placement and public offering of its common stock, if necessary. Our auditors have expressed agoing concern opinion because uncertainties raise doubts about the Issuers ability to continue as a going concern.

Background

On October 29, 2010, the Company consummated a voluntary share exchange transaction between the Company on one hand and Jett Rink Oil, LLC, a Kansas limited liability company(“Jett Rink”) and Bill Herndon, the sole member of Jett Rink, on the other hand, pursuant to which the Company has acquired from Bill Herndon all of the membership interestin Jett Rink in exchange for approximately 10,000,000 shares of the Company’s Common Stock and Jett Rink has become a wholly-owned subsidiary of the Company.

Corporate Overview

Unless otherwise indicated, in this 10K, references to “we,” “our,” “us,” the “Company,” “TGRO” refer to Tiger Oil and Energy, Inc., a Nevada corporation (formerly UTEC, Inc.)and Jett Rink which became a wholly owned subsidiary October 29, 2010 after the closing of the voluntary share exchange transaction described above.. Future plans include the exploration, development and production of oil and gas in the United States.Our current focus is to secure $1,400,000 in financing to increase our holdings and develop our current oil and gas assets over the next twelve months.

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

The Company consummated a voluntary share exchange transaction between the Company on one hand and Jett Rink Oil, LLC, a Kansas limited liability company(“Jett Rink”) and Bill Herndon, the sole member of Jett Rink, on the other hand, pursuant to which the Company has acquired from Bill Herndon all of the membership interestin Jett Rink in exchange for approximately 10,000,000 shares of the Company’s Common Stock and Jett Rink has become a wholly-owned subsidiary of the Company.

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

The Company through its acquisition of Jett Rink LLC owns interests in two oil and gas wells for approximately 50 acres located in Creek County, State of Oklahoma, together withany personal property and lease equipment located thereon. These two wells are shut-in and produce no revenue.

Our current focus is to secure $1,400,000 in financing to increase our holdings and develop our current oil and gas assets over the next twelve months.

Revenues

Revenues from continuing operations for the year ended December 31, 2011 were $-0-. The Company divested all assets that generated revenue in the period ended June 30, 2009 as part of the sale of the legacy business.

Operating Expenses

Operating expenses for the year ended December 31, 2011 and 2010 were $66,781and $$1,433,869, respectively. The majority of these expenses related to general and administrative expenses totaling $56,462 and $49,045 for the 2011 and 2010 fiscal years, respectively, and $2,491 and $540,933 in management fees for the years ended December 31,2011 and 2010.In addition, the Company incurred $-0- and $843,891 in impairment expenses for 2011 and 2010, respectively. The Company also recognized accretion expense of $7,828 during 2011.

Other Income (Expenses)

During the years ended December 31, 2011 and 2010 the Company recognized interest expense in the amount of $1,560 and $361, respectively. The Company also recognized a loss on sale of oil and gas leases totaling $11,824 in 2011. Additionally, the Company recognized a gain on derivative liability of $8,928 in 2011 and a loss on derivative liability of $11,911 in 2011. The Company recognized a gain on forgiveness of debt in the amount of $111,674, a loss on derivative liability in the amount of $11,911, and other income relating to cash received for finder’s fees totaling $40,000 in 2010.

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

Net Loss

For the years ended December 31, 2011 and 2010, the Company recognized net losses in the amounts of $71,237 and $1,294,467, respectively.

Liabilities

The Company’s liabilities primarily consist of current amounts payable or accrued to trade creditors, and amounts owing to related parties for management fees, expenses, and shared services. At December 31, 2011 the Company also holds a note payable in the amount of $15,240 and a related derivative liability of $2,983 relating to the note.

Liquidity and Capital Resources

As of December 31, 2011, we had $44,752 in current assets, consisting of $2,742 in cash and notes receivable totaling $42,000, compared to $14,752 in current assets at December 31, 2010, which consisted of cash of $14,352 and prepaid expenses of $400. Current liabilities at December 31, 2011, totaled $130,238 compared to $50,318 at December 31, 2010. The current liabilities at December 31, 2011 consisted of accounts payable and accrued expenses of $17,615, accounts payable to related parties in the amount of $94,400, loans payable of $15,240 and a derivative liability of$2,983. At December 31, 2010 the current liabilities consisted of accounts payable and accrued expenses of $4,103, accounts payable to related parties in the amount of $19,064, loans payable of $15,240, and a derivative liability of $11,911.

During 2009 and 2010, cash flows from the legacy business, supplemented with short-term borrowings from related parties, was used to support the waste destruction business development program. Following a general business review at the end of 2008, management determined that the legacy business could support both its ongoing operations as well as the development of the waste destruction business on its operations alone. Consequently, the board of directors, in consultation with management and major shareholders, took the following step. In April 2009, the Company sold its commercial explosives development, analysis, testing and manufacturing business (“Legacy Business”) in a non-cash transaction to a related party in exchange for stock in the Company totaling 22,500,000 shares. The stock was cancelled in July of 2009.

The Company estimates that it will require $400,000 to accomplish its short-term goal of bringing shut-in wells back into production and the company's sole source of liquidity to this point has been through the sale of common stock. Such funding that is required to maintain liquidity will come in the form of equity sales of common stock.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

The Financial Statements are included at the end of the signature page.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T). Controls and Procedures.

As of December 31, 2011, under the direction of the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended.  Based on the evaluation of these controls and procedures required by paragraph (b) of Sec. 240.13a-15 or 240.15d-15 the disclosure controls and procedures have been found to be ineffective.

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

Evaluation of Internal Control Over Financial Reporting

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of Dec. 31, 2011.  In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. In management’s assessment of the effectiveness of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) as required by Exchange Act Rule 13a-15(c), our management concluded as of the end of the fiscal year covered by this Annual Report on Form 10-K that our internal control over financial reporting has not been effective.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that results more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of Dec. 31, 2011:

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

The Company has not taken any steps at this time to address these weaknesses but will formulate a plan before fiscal year ending December 31, 2012.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The names, ages, and respective positions of the directors, officers, and significant employees of the Company are set forth below.

Name	Position Held with the Company	Age	Date First Elected or Appointed
Kenneth Liebscher	President and Director	69	July 1, 2006 to present
Howard Bouch	Chief Financial Officer and Director Secretary Treasurer	67	January 12, 2007 to present
Bill Herndon	Director	47	August 6, 2010 to present
Ryan Kerr	Director	42	August 6, 2010 to present

Kenneth B. Liebscher, President, CEO, Director and Chairman.

Ken Liebscher is a 69-year-old international businessman with 39 years of securities and executive management experience. Mr. Liebscher is a graduate of St. George’s School, Vancouver, B.C. and also attended the University of British Columbia. In 22 years with the world’s largest dental products manufacturer, Dentsply International Inc., Mr. Liebscher held several positions culminating as the Manager of their West Coast Division, headquartered in San Francisco California. Mr. Liebscher was recruited by a major Europe based competitor, Ivoclar Liechtenstein to lead their entry into the North American market and, within two years, became Executive Vice President of Sales and Marketing and helped expand this company’s sales to $300,000,000 US before retiring.

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

Howard Bouch, Director

Howard Bouch, age 67, is a Private Practice Chartered Accountant with over 36 years of Public and Private international experience. Mr. Bouch originally qualified as a Chartered Accountant (English and Wales Institute) in 1968. Mr. Bouch joined Deloitte & Co, Lusaka, Zambia from 1970 - 1972. Mr. Bouch joined Anglo American Corp, Zambia working as Head Office Chief Accountant for Nchanga Consolidated Copper Mines (world’s 2nd largest) from 1972 - 1976. In 1976 Mr. Bouch returned to the UK and joined Babcock and Wilcox, Engineers, Nottinghamshire, England as Chief Accountant for one of their subsidiaries. Mr. Bouch was Chief Accountant of a private building firm in Cumbria, England from 1978 - 1984. In 1984 Mr. Howard Bouch established a Private Practice as a Chartered Accountant and continues to provide professional services to Cumbrian firms to the present. Mr. Bouch is a Director of Viavid Broadcasting Inc., a fully reporting, US Public Company, trading on the Pink Sheets under the symbol (VVDB) and Director and CFO of Universal Potash Corp. (UPCO). He is also as Director and CFO of Black Hawk Exploration Inc., (BHWX) and Director and CFO of Convenientcast, Inc. (CVCT).

Mr. Bill Herndon, Director

 Mr. Bill Herndon, age 47 has over 20 years of experience in all phases of the oil and gas industry including capital investment and analysis, project management and structuring, acquisition and development of oil and gas wells, exploration and drilling and completion management. His family has been in the oil and gas industry since the 1930’s, mainly operating in Oklahoma, Kansas and Texas. Since December 2005 Mr. Herndon has been the President and sole member of Tiger Oil and Gas, LLC. In 1990 Mr. Herndon participated in the wildcat play called State Line Field in Kansas. The field has produced over one million barrels of oil to date. He has raised over $25 million since 2007 from hedge funds and industry partners for various production acquisitions, in-field drilling programs, and new oil and gas development projects. Mr. Herndon has also managed the leasing of over 100,000 acres in the last two years for 12 different projects and conducted seismic programs for approximately 80,000 acres on these projects in addition to managing the initial drilling programs on these projects. Mr. Herndon successfully funded the acquisition of a field with industry groups and working interest partners that has produced out of multiple zones with total cumulative production of 3,500,00 barrels of oil and 40 billion cubic feet of gas. The field is currently producing 40 barrels of oil per day and 300,000 mcf per day. Mr. Herndon received a Bachelors Degree in Business from Wichita State University. Mr. Herndon’s extensive experience in the oil and gas industry will provide valuable experience to our Board of Directors.

Ryan Kerr, Director

Mr. Kerr, age 42 currently manages Inland Oil Corp., his family-owned business. Mr. Kerr has over 15 years experience in locating, producing, completing and general operations in the oil and gas industry. Mr. Kerr has successfully drilled and completed hundreds of wells throughout the Mid-continent region and is actively involved with development and operations of fields in this region. Mr. Kerr’s extensive experience in oil and gas exploration and production is furthered as an exploration geologist where he has consulted on several water-flood and infill drilling projects throughout Oklahoma, Kansas, North Dakota, Wyoming, New Mexico, Texas, and California. Currently, Mr. Kerr has been heading drilling programs for several operators in Oklahoma, as well as design and implementation of a Nitrogen gas flood in Wagoner County Oklahoma in the Stone Bluff Field. This project consisted of flooding 1,200+ - acres with the producing interval from the Dutcher Sand zone at a depth of 1250’feet. Production since the start of the nitrogen injection flood has been increased from the formation at a rate of 1 MMCF per day.

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

Item 11. Executive Compensation.

The following charts include compensation and options received by all Officers and Directors of the Company.

Officers and Directors

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards	Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Kenneth Liebscher	2011	0	0		0	0	0	0	0	0
	2010	0	0	40,000	(1)	0	0	0	0	40,000
Howard Bouch	2011			0		0	0	0	0	0
	2010	0	0	40,000	(1)	0	0	0	0	40,000
Bill Herndon	2011	0	0	0		0	0	0	0	0
	2010	0	0	40,000	(1)	0	0	0	0	40,000
Ryan Kerr	2011	0	0	0		0	0	0	0	0
	2009	0	0	40,000	(1)	0	0	0	0	40,000

(1) Directors Liebscher, Bouch, Herndon and Kerr were awarded 2,000,000 common shares of the Company, each valued at $0.02, as Directors compensation.

OPTIONS

There are no options granted.

For the year ended December 31, 2011 and 2010 share-based compensation expense of $-0- and $457,600 was recognized, respectively.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The owners of 5% or more of the Shares, as well as the officers and directors who own Shares as of December 31, 2011, are set forth in the following chart:

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

(1)The Excalibur Group A.G. is owned by Lionel R. Welch, 51A Dean St., Belize City, Belize C.A.

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

On January 11, 2007, the Company entered into an agreement with Redstone Management Services, a company owned by Dr. FortunatoVillamagna, former CEO of our company. In April 2009, the Company sold its commercial explosives development, analysis, testing and manufacturing business (“Legacy Business”) in a non-cash transaction to a related party in exchange for stock in the Company totaling 22,500,000 shares. The stock was cancelled in July of 2009.

From time to time the Company enters into arrangements for the provision of services from one or more of its Directors, or companies in which its Directors have a financial interest.

The company has chosen to adopt NASD’s definition of independent director. Under such definition, Howard Bouch qualifies as an independent director.

Item 14. Principal Accounting Fees and Services.

On Nov. 2, 2009, the accounting firm of Sadler, Gibb & Associates, LLC was engaged as the Registrant’s independent registered public account firm.

	2011	2010
Audit Fees	$9,500	$9,500
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$9,500	$9,500

Services rendered by Sadler Gibb & Associates for the year ended December 31, 2011 in connection with fees presented above were as follows:

● Audit fees consist of fees for professional services provided in connection with the audit of our consolidated financial statements, the review of our quarterly consolidated financial statements and the audit of the effectiveness of our internal control over financial reporting.

●All Other Fees. For fiscal 2011, all Other Fees related to professional services provided in conjunction with reviewing the Form 10Q, the selling of a subsidiary of the Company or issues related to consolidation and restructuring.

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

We have reviewed and discussed with management the Company’s audited consolidated financial statements as of and for the year ended December 31, 2011.

Based on the reviews and discussions with the audit group, we have recommended to the Board that the audited consolidated financial statements referred to above be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Audit Chairman

Howard Bouch

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibits:

Exhibit No.	Document	Location

3.1	Articles of Incorporation	Previously filed*

3.2	Articles of Amendment – Allwest	Previously filed*

3.3	Articles of Amendment – Lyons Capital	Previously filed*

3.4	Articles of Amendment – UTEC	Previously filed*

3.5	Articles of Amendment – Share Increase	Previously filed**

3.6	Bylaws	Previously filed* (As Exhibit 3.5)

14.1	Code of Business Conduct and Ethics	Previously filed*

31.1	Rule 13a-41(a)/15d-14(a) Certificates	Filed herewith

31.2	Rule 13a-41(a)/15d-14(a) Certificates	Filed herewith

32.1	Section 1350 Certifications	Filed herewith

32.2	Section 1350 Certifications	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith

101.PRE	XBRL Taxonomy Presentation Linkbase	Filed herewith

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

Date March 29, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Kenneth Liebscher	March 29, 2012	/s/ Bill Herndon	March 29, 2012
Kenneth Liebscher,	Date	Bill Herndon, Director	Date
President, CEO, Director

/s/ Howard Bouch	March 29, 2012	/s/ Ryan Kerr	March 29, 2012
Secretary, Treasurer, CFO Director	Date	Ryan Kerr Director	Date

TIGER OIL AND ENERGY, INC.

AUDIT REPORT OF INDEPENDENT ACCOUNTANTS

AND

CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2011 and 2010 (Restated)

and From Inception on April 30, 2009 through December 31, 2011

TIGER OIL AND ENERGY, INC.

Table of Contents

Page

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets – December 31, 2011 and 2010 (restated)	F-2

Consolidated Statements of Operations for the years ended December 31, 2011 and 2010 (restated) and from inception on April 30, 2009 through December 31, 2011	F-3

Consolidated Statement of Stockholders’ Deficit from inception through December 31, 2011	F-4

Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010 (restated) and from inception on April 30, 2009 through December 31, 2011	F-7

Notes to Consolidated Financial Statements	F-9

SADLER, GIBB& ASSOCIATES, L.L.C.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Tiger Oil and Energy, Inc.

(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Tiger Oil and Energy, Inc.as of December 31, 2011 and 2010 (restated), and from inception on April 30, 2009 through December 31, 2011 and the related consolidated statements of operations, stockholders’ deficitand cash flows for the periodsthen ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tiger Oil and Energy, Inc.as of December 31, 2011 and 2010 (restated) and from inception on April 30, 2009 through December 31, 2011, and the results of their operations and their cash flows for the periods then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not yet established an ongoing source of revenue sufficient to cover its operating costs which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Sadler, Gibb & Associates, LLC

Salt Lake City, UT

March 27, 2012

TIGER OIL AND ENERGY, INC.

(An Exploration Stage Company)

Consolidated Balance Sheets

	December 31,	December 31,
	2011	2010
		(Restated)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,742	$14,352
Prepaid expenses	-	400
Note receivable - related party	42,000	-

Total Current Assets	44,742	14,752

OTHER ASSETS
Oil and gas properties (full cost method)	60,182	-

TOTAL ASSETS	$104,924	$14,752

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$17,615	$4,103
Related-party payables	94,400	19,064
Note payable	15,240	15,240
Derivative liability	2,983	11,911

Total Current Liabilities	130,238	50,318

LONG-TERM LIABILITIES
Asset retirement obligation	42,367	5,878

TOTAL LIABILITIES	172,605	56,196

STOCKHOLDERS' DEFICIT
Preferred stock - 1,000,000 shares authorized,
$0.001 par value; 42,013 issued and outstanding	42	42
Common stock - 74,000,000 shares authorized,
$0.001 par value; 52,728,159 and 52,478,159
issued and outstanding, respectively	52,728	52,478
Additional paid-in capital	4,212,139	4,167,389
Deficit accumulated incurred prior to the exploration stage	(524,202)	(524,202)
Deficit accumulated during the exploration stage	(3,808,388)	(3,737,151)

Total Stockholders' Deficit	(67,681)	(41,444)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$104,924	$14,752

The accompanying notes are an integral part of these consolidated financial statements.

TIGER OIL AND ENERGY, INC.

(An Exploration Stage Company)

Consolidated Statements of Operations

			From Inception
			on April 30 2009
	For the Years Ended		through
	December 31,		December 31,
	2011	2010	2011

REVENUES	$-	$-	$-

OPERATING EXPENSES
Accretion expense	7,828	-	7,828
Amortization of deferred tax benefit	-	-	170,800
Impairment of assets	-	843,891	965,133
Management fees	2,491	540,933	1,112,424
General and administrative	56,462	49,045	266,057

Total Operating Expenses	66,781	1,433,869	2,522,242

LOSS FROM OPERATIONS	(66,781)	(1,433,869)	(2,522,242)

OTHER INCOME (EXPENSE)
Interest expense	(1,560)	(361)	(1,921)
Other income	-	40,000	40,000
Gain on forgiveness of debt	-	111,674	111,674
Gain (loss) on derivative liability	8,928	(11,911)	(2,983)
Loss on sale of oil and gas leases	(11,824)	-	(11,824)

Total Other Income (Expense)	(4,456)	139,402	134,946

LOSS BEFORE TAXES	(71,237)	(1,294,467)	(2,387,296)
Provision for income taxes	-	-	-

NET LOSS FROM CONTINUING OPERATIONS	(71,237)	(1,294,467)	(2,387,296)
Net income from discontinued operations	-	-	309,650
Loss on disposal of discontinued operations	-	-	(1,730,742)

Loss from Discontinued Operations, Net of Income Taxes	-	-	(1,421,092)

NET LOSS	$(71,237)	$(1,294,467)	$(3,808,388)

BASIC AND DILUTED LOSS PER SHARE FROM CONTINUING OPERATIONS	$(0.00)	$(0.03)

BASIC AND DILUTED LOSS PER SHARE FROM DISCONTINUED OPERATIONS	-	-

TOTAL BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	52,707,555	37,780,406

The accompanying notes are a integral part of these consolidated financials statements.

TIGER OIL AND ENERGY, INC.

(An Exploration Stage Company)

Consolidated Statements of Stockholders' Deficit

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2006	22,013	$22	25,917,159	$25,917	$-	$(33,951)	$(8,012)

Common stock issued for acquisition at $0.08 per share	-	-	22,500,000	22,500	1,879,439	-	1,901,939

Common shares issued for finders fee at $0.001 per share	-	-	2,525,000	2,525	-	-	2,525

Preferred shares issued for acquisition at $0.001 per share	20,000	20	-	-	-	-	20

Common stock issued pursuant to employment stock grants at $0.06 per share	-	-	1,914,000	1,914	105,487	-	107,401

Common shares issued for intangible assets at $0.08 per share	-	-	850,000	850	70,750	-	71,600

Common shares issued for services at $0.45 per share	-	-	50,000	50	22,450	-	22,500

Capital contribution by shareholder	-	-	-	-	38,250	-	38,250

Net loss for the year ended December 31, 2007	-	-	-	-	-	(285,341)	(285,341)

Balance, December 31, 2007	42,013	42	53,756,159	53,756	2,116,376	(319,292)	1,850,882

Cancelled share issued pursuant to employee stock grants	-	-	(1,898,000)	(1,898)	(105,485)	-	(107,383)

Common stock issued for cash at $0.38 per share	-	-	110,000	110	41,874	-	41,984

Option expense pursuant to employee option plan	-	-	-	-	96,750	-	96,750

Net loss for the year ended December 31, 2008	-	-	-	-	-	(204,910)	(204,910)

Balance, December 31, 2008	42,013	$42	51,968,159	$51,968	$2,149,515	$(524,202)	$1,677,323

The accompanying notes are an integral part of these consolidated financial statements.

TIGER OIL AND ENERGY, INC.

(An Exploration Stage Company)

Consolidated Statements of Stockholders' Deficit

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

TIGER OIL AND ENERGY, INC.

(An Exploration Stage Company)

Consolidated Statements of Stockholders' Deficit

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2010	42,013	$42	52,478,159	$52,478	$4,167,389	$(4,261,353)	$(41,444)

Common stock issued for purchase oil and gas leases at $0.18 per share	-	-	250,000	250	44,750	-	45,000

Net loss for the year ended December 31, 2011	-	-	-	-	-	(71,237)	(71,237)

Balance, December 31, 2011	42,013	$42	52,728,159	$52,728	$4,212,139	$(4,332,590)	$(67,681)

Deficit accumulated incurred prior to the exploration stage	$(524,202)
Deficit accumulated during the exploration stage	(3,808,388)

Total Accumulated Deficit	$(4,332,590)

The accompanying notes are an integral part of these condolidated financial statements.

TIGER OIL AND ENERGY, INC.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

			From Inception
			on April 30 2009
	For the Years Ended		through
	December 31,		December 31,
	2011	2010	2011
OPERATING ACTIVITIES
Net loss	$(71,237)	$(1,294,467)	$(3,808,388)
Adjustments to Reconcile Net Loss to Net
Cash Used by Operating Activities:
Depreciation, amortization and accretion expense	7,828	414	11,357
Impairment of assets	-	843,891	843,891
Change in derivative liability	(8,928)	11,911	2,983
Employee option grants issued	-	-	46,500
Cancellation of employee stock option shares	-	-	354,750
Impairment of intangible assets	-	-	121,242
Common stock issued for services	-	457,600	457,600
Gain on settlement of debt	-	(111,457)	(111,457)
Deferred tax asset	-	-	170,800
Loss on sale of oil and gas leases	11,824	-	11,824
Changes in operating assets and liabilities:
Increase in prepaid expenses	400	(400)	-
Related party payables	(664)	19,131	299,002
Accounts payable and accrued liabilities	13,512	(20,057)	(22,910)
Accrued salaries	-	83,333	83,333

Net Cash Used in Continuing Operating Activities	(47,265)	(10,101)	(1,539,473)
Net Cash Provided by Discontinued Operating Activities	-	-	1,678,016
Net Cash Provided by (Used in) Operating Activities	(47,265)	(10,101)	138,543

INVESTING ACTIVITIES
Purchase of oil and gas leases	(1,000)	-	(217,556)
Capitalized exploration and development costs	(4,345)	-	(4,345)

Net Cash Used in Continuing Investing Activities	(5,345)	-	(221,901)
Net Cash Used in Discontinued Investing Activities	-	-	-
Net Cash Used in Investing Activities	(5,345)	-	(221,901)

FINANCING ACTIVITIES
Proceeds from related party payable	41,000	-	41,000
Proceeds from note payable	-	15,000	15,000
Proceeds from the sale of common stock	-	-	30,000

Net Cash Provided by Continuing Financing Activities	41,000	15,000	86,000
Net Cash Used in Discontinued Financing Activities	-	-	-
Net Cash Provided by Financing Activities	41,000	15,000	86,000

NET INCREASE (DECREASE) IN CASH	$(11,610)	$4,899	$2,642
CASH AT BEGINNING OF PERIOD	14,352	9,453	100

CASH AT END OF PERIOD	$2,742	$14,352	$2,742

The accompanying notes are an integral part of these consolidated financial statements.

TIGER OIL AND ENERGY, INC.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

			From Inception
			on April 30,
	For the Years Ended		2009 through
	December 31,		December 31,
	2011	2010	2011

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Income taxes	$-	$-	$-
Interest	-	-	-

NON CASH FINANCING ACTIVITIES:
Common stock issued in purchases of subsidiaries	$-	$510,000	$550,500
Common stock and note issued for oil and gas leases	80,000	-	80,000
Common stock cancelled	-	-	20,500
Contributed capital from forgiveness of debt of a related-party	-	579,034	579,034
Sale of oil and gas leases to related party for note receivable	42,000	-	42,000
Increase in asset retirement obligations	15,933	-	15,933

The accompanying notes are an integral part of these consolidated financial statements.

TIGER OIL AND ENERGY, INC.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

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

Exploration Stage Company Classification

Effective April 30, 2009, the Company has re-entered the exploration stage. The Company divested its main revenue producing operations and since that date has not achieved significant revenue from its principle operations. The Company is a therefore currently an exploration stage company as defined by ASC 915.

TIGER OIL AND ENERGY, INC.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Building and leasehold improvements	10-25 years
Machinery and equipment	5 years
Furniture and fixtures	3-7 years

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

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. The Company determined

TIGER OIL AND ENERGY, INC.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impairment of Long-Lived Assets (Continued)

that purchased oil and gas property rights, equipment and machinery, and construction in process were deemed to be fully impaired and written-off during the year ended December 31, 2010. As such, the Company recognized impairment expense of $515,878 in connection with its ownership of oil and gas property rights, and $328,013 in connection with its ownership of various machinery, equipment, and other assets categorized as construction in progress for a total impairment expense recognized during the year ended December 31, 2010 of $843,891.

Fair Value of Financial Instruments

The Company follows ASC 825 in accounting for its financial instruments. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amounts of financial assets and liabilities, such as accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at December 31, 2011 and 2010, respectively.

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

TIGER OIL AND ENERGY, INC.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Provision for Taxes (Continued)

The Company adopted ASC 740, at the beginning of fiscal year 2008. This interpretation requires recognition and measurement of uncertain tax positions using a “more-likely-than-not” approach, requiring the recognition and measurement of uncertain tax positions. The adoption of ASC 740 had no material impact on the Company’s financial statements.

Basic Loss per Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive common shares outstanding as of December 31, 2011 or 2010.

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

Ceiling Test

In applying the full cost method, the Company performed an impairment test (ceiling test) at each reporting date, whereby the carrying value of oil and gas property and equipment is limited to the “estimated present value” of the future net revenues from its proved reserves, discounted at a 10-percent interest rate and based on current economic and operating conditions, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to any book and tax basis differences of the properties. As of December 31, 2011 and 2010 the Company recorded impairment of oil and gas properties in the amounts of $-0- and $515,878, respectively.

TIGER OIL AND ENERGY, INC.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

TIGER OIL AND ENERGY, INC.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

NOTE 3 – ACQUISITION OF SUBSIDIARIES

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

NOTE 4 – RELATED PARTY TRANSACTIONS

Officer and Director Compensation

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

Related-Party Payables

During the year ended December 31, 2010, the Company borrowed $19,064 from related parties in order to fund its cash requirements. This amount is unsecured, non-interest bearing, and is due on demand. During the year ended December 31, 2011 the Company borrowed an additional $41,000 from related parties. These liabilities are also unsecured, non-interest bearing, and due on demand. As of December 31, 2011 the Company had made no payments on these notes, and had received no demand for payment.

During the year ended December 31, 2011 the Company elected to purchase a 100% working interest in certain oil and gas properties from a related party. As consideration for the purchase, the Company issued to the seller 250,000 shares of its common stock, valued at $0.18 per share, for an aggregate amount of $45,000. In addition, the Company executed a note payable to the seller in the amount of $35,000. This note is unsecured, non-interest bearing, and due on January 31, 2012. As of January 31, 2012 the Company has made no payments on this note and has received no demand for payment.

Note Receivable – Related Party

During the year ended December 31, 2011 the Company elected to sell and 70% working interest in certain oil and gas properties to a related party for $42,000. The consideration for the sale was received by the Company in the form of a promissory note. The note is unsecured, non-interest bearing, and due on demand. As of December 31, 2011 the Company has received no payments on this note, and has made no demands for payment.

TIGER OIL AND ENERGY, INC.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

NOTE 5 – NOTES PAYABLE

On September 20, 2010 the Company borrowed a total of $15,000 from an unrelated third-party entity. The note bears interest at a rate of 6.0% per annum and is convertible at the option of the lender into common shares of the Company at the average bid quote for a period of five days prior to conversion. The note has no formal payment terms or due date, other than being due one demand. Under ASC 815, due to the unknown quantity of shares to be issued pursuant to the future conversion of the note, the Company recorded a derivative liability in the amount of $2,983 relating to the conversion feature of the note, and a related loss on derivative liability in the same amount.

NOTE 6 – OIL AND MINERAL LEASES

On February 1, 2011, the Company entered into an agreement with an unrelated third-party entity to purchase a 100% interest in three oil and mineral leases in Cowley, County, Kansas. As consideration for the purchase, the Company paid $3,109 in cash, issued a non-interest bearing note for $35,000, and 250,000 shares of its common stock valued at the market rate of $0.18 per share. The total consideration paid for the leases was $80,000. Subsequent to the purchase of these leases the Company incurred $2,236 in exploration costs relating to these properties. These costs have been capitalized and added to the basis of the properties.

On October 20, 2011 the Company sold a 70% working interest in certain of its oil and gas leases in Cowley County, Kansas. As consideration for this purchase, the Company received a note receivable in the amount of $42,000. Pursuant to this transaction the Company recorded a 70% decrease in its cost basis on these properties, totaling $56,000. The $14,000 difference between the $56,000 decrease in cost basis and the $42,000 consideration received in the sale has been recorded as a loss on sale of oil and gas leases.

NOTE 7 – ENVIRONMENTAL AND OTHER CONTINGENCIES

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

TIGER OIL AND ENERGY, INC.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

NOTE 7 – ENVIRONMENTAL AND OTHER CONTINGENCIES (CONTINUED)

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

There is the possibility that environmental expenditures could be required at currently unidentified sites, and new or revised regulations could require additional expenditures at known sites. However, based on information currently available to the Company, the amount of future remediation costs incurred at known or currently unidentified sites is not expected to have a material adverse effect on the Company’s future net income, cash flows or liquidity. The Company has recorded $42,367 and $5,878 for its estimated asset retirement obligations as of December 31, 2011 and 2010, respectively. The Company also recorded $7,828 and $-0- of accretion expense related to its asset retirement obligations as of December 31, 2011 and 2010, respectively.

NOTE 8 – STOCKHOLDERS’ DEFICIT

The Company has 1,000,000 preferred shares authorized at a par value of $0.001 and 74,000,000 common shares authorized at par value of $0.001. As of December 31, 2011 the Company has 42,013 shares of preferred stock and 52,728,159 shares of common stock issued and outstanding. The following is a list of the Company’s common stock issueances for the years ended December 31, 2011 and 2010:

On February 1, 2011 the Company issued 250,000 common shares as part of a lease purchase agreement. (See Note 6 above) The shares were valued at $0.18 per share based upon the closing share price on the date of issuance, resulting in an aggregate share value of $45,000.

In October 2010, the Company issued an aggregate of 8,000,000 shares of common stock to four individuals, at $0.05 per share, in exchange for directors’ services totaling $400,000.

On October 28, 2010, the Company issued 10,000,000 shares of restricted common stock in exchange for all the shares issued and outstanding of Jett Rink Oil, LLC valued at $0.051 per share.

TIGER OIL AND ENERGY, INC.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

NOTE 8 – STOCKHOLDERS’ DEFICIT (Continued)

December 30 2010, the Company issued 360,000 shares of common stock at $0.16 per share, in exchange for services totaling $57,600.

NOTE 9 – INCOME TAXES

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

	For the Years Ended
	December 31,
	2011	2010
Current taxes	$(24,221)	$(381,993)
Stock/options issued for services	-	178,464
Stock/options issued in acquisitions of subsidiaries	-	198,900
Contributed services	-	225,823
Depreciation and amortization	2,662	161
Impairment expense	-	206,269
Loss on sale of assets	4,020	-
Change in derivative liability	(3,036)	4,645
Valuation allowance	20,574	(432,269)
Total provision for income taxes	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 34% to pretax income from continuing operations for the years ended December 31, 2011 and 2010 due to the following:

	December 31,
	2011	2010
Loss carry forwards (expire through 2030)	$1,044,234	$875,173

Total gross deferred tax asset	265,441	328,077
Valuation allowance	(265,441)	(328,077)
Net deferred taxes	$-	$-

At December 31, 2011, the Company had net operating loss carry forwards of approximately $1,365,982 that may be offset against future taxable income through 2031. The Company adopted the provisions of ASC 740 at the beginning of fiscal year 2008. As a result of this adoption, the Company has not made any adjustments to deferred tax assets or liabilities. The Company did not identify any material uncertain tax positions on returns that have been filed or that will be filed. The Company has not had operations resulting in net income and is carrying a large Net Operating Loss as disclosed above. Since it is not thought that this Net Operating Loss will ever produce a tax benefit, even if examined by taxing authorities and disallowed entirely, there would be no effect on the financial statements.

TIGER OIL AND ENERGY, INC.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

NOTE 10 – RESTATED FINANCIAL STATEMENTS

The Company restated its balance sheet as of December 31, 2010 to record an impairment of certain oil and gas properties. The following table presents a comparison of the restated balance sheet to the original balance sheet:

	December 31,	December 31,
	2010	2010
	(Original)	(Restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$14,352	$14,352
Prepaid expenses	400	400
Total Current Assets	14,752	14,752

OTHER ASSETS
Oil and gas properties, including $81,000 of unproved property costs using the successful efforts method of accounting	314,997	-
Total Other Assets	314,997	-
TOTAL ASSETS	$329,749	$14,752

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$4,103	$4,103
Related-party payables	19,064	19,064
Note payable	15,240	15,240
Derivative liability	11,911	11,911
Total Current Liabilities	50,318	50,318

LONG-TERM LIABILITIES
Asset retirement obligation	5,878	5,878
Total Long-Term Liabilities	5,878	5,878

TOTAL LIABILITIES	56,196	56,196

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock - 1,000,000 shares authorized, $0.001 par value; 42,013 issued and outstanding	42	42
Common stock - 74,000,000 shares authorized, $0.001 par value; 52,478,159 issued and outstanding	52,478	52,478
Additional paid-in capital	4,167,389	4,167,389
Deficit accumulated incurred prior to the exploration stage	(524,202)	(524,202)
Deficit accumulated during the exploration stage	(3,422,154)	(3,737,151)
Total Stockholders' Equity (Deficit)	273,553	(41,444)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$329,749	$14,752

TIGER OIL AND ENERGY, INC.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

NOTE 11 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and there are no material subsequent events to report.

