Form 10-Q
period 2012-03-31
Tiger Oil & Energy, Inc.
filed 2012-05-15
CIK 1386018

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No. [  ]

Indicate by checkmark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [  ] No (Not Required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]     Accelerated Filer [  ]     Non-accelerated filer [  ]     (Do not check if a smaller reporting company)

Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 15, 2012, the Company had 52,728,159 issued and outstanding shares of its common stock.

PART I — FINANCIAL INFORMATION

The accompanying interim unaudited financial statements of Tiger Oil and Energy, Inc. (a Nevada corporation) are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the year ended December 31, 2011 included in a 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 30, 2012. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying interim financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying interim financial statements for the three months ended March 31, 2012 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2012.

2

TIGER OIL AND ENERGY, INC.

(Formerly UTEC, Inc.)

Consolidated Financial Statements

March 31, 2012 (Unaudited)

3

TIGER OIL AND ENERGY, INC.

(An Exploration Stage Company)

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2012	2011
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$554	$2,742
Prepaid expenses	500	-
Deposit	200	-
Note receivable - related party	42,000	42,000

Total Current Assets	43,254	44,742

OTHER ASSETS
Oil and gas properties (full cost method)	60,883	60,182

TOTAL ASSETS	$104,137	$104,924

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$12,725	$17,615
Related-party payables	114,400	94,400
Note payable	15,240	15,240
Derivative liability	1,232	2,983

Total Current Liabilities	143,597	130,238

LONG-TERM LIABILITIES
Asset retirement obligation	43,319	42,367

TOTAL LIABILITIES	186,916	172,605

STOCKHOLDERS' DEFICIT
Preferred stock - 1,000,000 shares authorized,
$0.001 par value; 42,013 issued and outstanding	42	42
Common stock - 74,000,000 shares authorized,
$0.001 par value; 52,728,159 and 52,728,159
issued and outstanding, respectively	52,728	52,728
Additional paid-in capital	4,212,139	4,212,139
Deficit accumulated incurred prior to the exploration stage	(524,202)	(524,202)
Deficit accumulated during the exploration stage	(3,823,486)	(3,808,388)

Total Stockholders' Deficit	(82,779)	(67,681)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$104,137	$104,924

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIGER OIL AND ENERGY, INC.

(An Exploration Stage Company)

Condensed Consolidated Statements of Operations

(Unaudited)

			From Inception
			on April 30 2009
	For the Three Months Ended		through
	March 31,		March 31,
	2012	2011	2012

REVENUES	$-	$-	$-

OPERATING EXPENSES
Accretion expense	952	-	8,780
Amortization of deferred tax benefit	-	-	170,800
Impairment of assets	-	-	965,133
Management fees	300	-	1,112,724
General and administrative	17,600	18,543	283,657

Total Operating Expenses	18,852	18,543	2,541,094

LOSS FROM OPERATIONS	(18,852)	(18,543)	(2,541,094)

OTHER INCOME (EXPENSE)
Interest expense	(269)	(225)	(2,190)
Other income	-	-	40,000
Gain on forgiveness of debt	2,272	-	113,946
Gain (loss) on derivative liability	1,751	(4,939)	(1,232)
Loss on sale of oil and gas leases	-	-	(11,824)

Total Other Income (Expense)	3,754	(5,164)	138,700

LOSS BEFORE TAXES	(15,098)	(23,707)	(2,402,394)
Provision for income taxes	-	-	-

NET LOSS FROM CONTINUING OPERATIONS	(15,098)	(23,707)	(2,402,394)
Net income from discontinued operations	-	-	309,650
Loss on disposal of discontinued operations	-	-	(1,730,742)

Loss from Discontinued Operations, Net of Income Taxes	-	-	(1,421,092)

NET LOSS	$(15,098)	$(23,707)	$(3,823,486)

BASIC AND DILUTED LOSS PER SHARE FROM CONTINUING OPERATIONS	$(0.00)	$(0.00)

BASIC AND DILUTED LOSS PER SHARE FROM DISCONTINUED OPERATIONS	-	-

TOTAL BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	52,728,159	52,642,048

The accompanying notes are a integral part of these condensed consolidated financials statements.

TIGER OIL AND ENERGY, INC.

(An Exploration Stage Company)

Condensed Consolidated Statements of Stockholders' Deficit

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

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIGER OIL AND ENERGY, INC.

(An Exploration Stage Company)

Condensed Consolidated Statements of Stockholders' Deficit

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2008	42,013	$42	51,968,159	$51,968	$2,149,515	$(524,202)	$1,677,323

Option expense pursuant to employee option plan	-	-	-	-	401,250	-	401,250

Operational segment sold in exchange for common stock	-	-	(22,500,000)	(22,500)	22,500	-	-

Common stock issued for purchase of subsidiary at $0.01 per share	-	-	4,050,000	4,050	36,450	-	40,500

Common stock issued for cash at $0.05 per share	-	-	600,000	600	29,400	-	30,000

Net loss for the year ended December 31, 2009	-	-	-	-	-	(2,442,684)	(2,442,684)

Balance, December 31, 2009	42,013	42	34,118,159	34,118	2,639,115	(2,966,886)	(293,611)

Common stock issued for services at $0.05 per share in October 2010	-	-	8,000,000	8,000	392,000	-	400,000

Common stock issued in acquisition of Jett Rink subsidiary	-	-	10,000,000	10,000	500,000	-	510,000

Common stock issued for services at $0.16 pere share on December 30, 2010	-	-	360,000	360	57,240	-	57,600

Contributed capital	-	-	-	-	579,034	-	579,034

Net loss for the year ended December 31, 2010	-	-	-	-	-	(23,707)	(23,707)

Balance, December 31, 2010	42,013	$42	52,478,159	$52,478	$4,167,389	$(2,990,593)	$1,229,316

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIGER OIL AND ENERGY, INC.

(An Exploration Stage Company)

Condensed Consolidated Statements of Stockholders' Deficit

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2010	42,013	$42	52,478,159	$52,478	$4,167,389	$(4,261,353)	$(41,444)

Common stock issued for purchase oil and gas leases at $0.18 per share	-	-	250,000	250	44,750	-	45,000

Net loss for the year ended December 31, 2011	-	-	-	-	-	(71,237)	(71,237)

Balance, December 31, 2011	42,013	42	52,728,159	52,728	4,212,139	(4,332,590)	(67,681)

Net loss for the three months ended March 31, 2012 (unaudited)	-	-	-	-	-	(15,098)	(15,098)

Balance, March 31, 2012 (unaudited)	42,013	$42	52,728,159	$52,728	$4,212,139	$(4,347,688)	$(82,779)

Deficit accumulated incurred prior to the exploration stage	$(524,202)
Deficit accumulated during the exploration stage	(3,823,486)

Total Accumulated Deficit	$(4,347,688)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIGER OIL AND ENERGY, INC.

(An Exploration Stage Company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

			From Inception
			on April 30
	For the Three Months Ended		2009 through
	March 31,		March 31,
	2012	2011	2012
OPERATING ACTIVITIES
Net loss	$(15,098)	$(23,707)	$(3,823,486)
Adjustments to Reconcile Net Loss to Net Cash Used by Operating Activities:
Depreciation, amortization and accretion expense	952	-	12,309
Impairment of assets	-	-	843,891
Change in derivative liability	(1,751)	5,071	1,232
Employee option grants issued	-	-	46,500
Cancellation of employee stock option shares	-	-	354,750
Impairment of intangible assets	-	-	121,242
Common stock issued for services	-	-	457,600
Gain on settlement of debt	-	-	(111,457)
Deferred tax asset	-	-	170,800
Loss on sale of oil and gas leases	-	-	11,824
Changes in operating assets and liabilities:
Prepaid expenses	(500)	400	(500)
Deposits	(200)	-	(200)
Related party payables	(269)	400	298,733
Accounts payable and accrued liabilities	(4,621)	3,567	(27,531)
Accrued salaries	-	-	83,333

Net Cash Used in Continuing Operating Activities	(21,487)	(14,269)	(1,560,960)
Net Cash Provided by Discontinued Operating Activities	-	-	1,678,016
Net Cash Provided by (Used in) Operating Activities	(21,487)	(14,269)	117,056

INVESTING ACTIVITIES
Purchase of oil and gas leases	-	-	(217,556)
Capitalized exploration and development costs	(701)	-	(5,046)

Net Cash Used in Continuing Investing Activities	(701)	-	(222,602)
Net Cash Used in Discontinued Investing Activities	-	-	-
Net Cash Used in Investing Activities	(701)	-	(222,602)

FINANCING ACTIVITIES
Proceeds from related party payable	20,000	-	61,000
Proceeds from note payable	-	-	15,000
Proceeds from the sale of common stock	-	-	30,000

Net Cash Provided by Continuing Financing Activities	20,000	-	106,000
Net Cash Used in Discontinued Financing Activities	-	-	-
Net Cash Provided by Financing Activities	20,000	-	106,000

NET INCREASE (DECREASE) IN CASH	$(2,188)	$(14,269)	$454
CASH AT BEGINNING OF PERIOD	2,742	14,352	100

CASH AT END OF PERIOD	$554	$83	$554

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIGER OIL AND ENERGY, INC.

(An Exploration Stage Company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

			From Inception
			on April 30,
	For the Three Months Ended		2009 through
	March 31,		March 31,
	2012	2011	2012

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Income taxes	$-	$-	$-
Interest	-	-	-

NON CASH FINANCING ACTIVITIES:
Common stock issued in purchases of subsidiaries	$-	$-	$550,500
Common stock and note issued for oil and gas leases	-	80,000	80,000
Common stock cancelled	-	-	20,500
Contributed capital from forgiveness of debt of a related-party	-	-	579,034
Sale of oil and gas leases to related party for note receivable	-	-	42,000
Increase in asset retirement obligations	-	-	15,933

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIGER OIL AND ENERGY, INC.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

March 31, 2012 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2011 audited financial statements. The results of operations for the period ended March 31, 2012 and 2011 are not necessarily indicative of the operating results for the full year.

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

March 31, 2012 (Unaudited)

NOTE 4 – OIL AND MINERAL LEASES

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

NOTE 5 – RELATED PARTY TRANSACTIONS

Related-Party Payables

During the year ended December 31, 2011 the Company borrowed $41,000 from related parties. These liabilities are unsecured, non-interest bearing, and due on demand. As of March 31, 2012 the Company had made no payments on these notes, and had received no demand for payment.

During the year ended December 31, 2011 the Company elected to purchase a 100% working interest in certain oil and gas properties from a related party. As consideration for the purchase, the Company issued to the seller 250,000 shares of its common stock, valued at $0.18 per share, for an aggregate amount of $45,000. In addition, the Company executed a note payable to the seller in the amount of $35,000. This note is unsecured, non-interest bearing, and due on January 31, 2012. As of March 31, 2012 the Company has made no payments on this note and has received no demand for payment.

During the three month period ended March 31, 2012, the Company borrowed $20,000 from a related party. The amount is unsecured, and due on demand. Of the note principal, $10,000 bears interest at 6% and the remaining $10,000 bears no interest.

Note Receivable – Related Party

During the year ended December 31, 2011 the Company elected to sell and 70% working interest in certain oil and gas properties to a related party for $42,000. The consideration for the sale was received by the Company in the form of a promissory note. The note is unsecured, non-interest bearing, and due on demand. As of March 31, 2012, the Company has received no payments on this note, and has made no demands for payment.

NOTE 6 – NOTES PAYABLE

On September 20, 2010 the Company borrowed a total of $15,000 from an unrelated third-party entity. The note bears interest at a rate of 6.0% per annum and is convertible at the option of the lender into common shares of the Company at the average bid quote for a period of five days prior to conversion. The note has no formal payment terms or due date, other than being due one demand. Under ASC 815, due to the unknown quantity of shares to be issued pursuant to the future conversion of the note, the Company recorded a derivative liability in the amount of $1,232 relating to the conversion feature of the note, and a related loss on derivative liability in the same amount.

TIGER OIL AND ENERGY, INC.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

March 31, 2012 (Unaudited)

NOTE 7 – STOCKHOLDERS’ DEFICIT

The Company has 1,000,000 preferred shares authorized at a par value of $0.001 and 74,000,000 common shares authorized at par value of $0.001. As of March 31, 2012, the Company has 42,013 shares of preferred stock and 52,728,159 shares of common stock issued and outstanding.

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

For the Three Months Ended March 31, 2012 and 2011

Revenues

Revenues from continuing operations for the three month periods ended March 31, 2012 and 2011 were zero. We divested all assets that generated revenue in the second quarter of 2009 as part of the sale of the legacy business. These operations are classified as discontinued in our financial statements.

Expenses

Expenses from continuing operations for the three month periods ended March 31, 2012 and 2011 were $18,852 and $18,543, respectively. Additionally, we recognized a gain on derivative liability in the amount of $1,751 and a gain on forgiveness of debt of $2,272 during the three months ended March 31, 2012 and interest expense in the amount of $269, compared to a loss on derivative liability of $4,939 and interest expense of$225 during the three months ended March 31, 2011.

Liquidity and Capital Resources

As of March 31, 2012, we had $554 cash on hand. In April 2009, we sold our commercial explosives development, analysis, testing and manufacturing business (“Legacy Business”) in a non-cash transaction to a related party in exchange for stock in the Company totaling 22,500,000 shares. The stock was cancelled in July of 2009.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of March 31, 2012, under the direction of the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended. Based on the evaluation of these controls and procedures required by paragraph (b) of Sec. 240.13a-15 or 240.15d-15 the disclosure controls and procedures have been found to be ineffective.

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

Evaluation of Internal Control Over Financial Reporting

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2012. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. In management’s assessment of the effectiveness of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) as required by Exchange Act Rule 13a-15(c), our management concluded as of the end of the fiscal year covered by this Quarterley Report on Form 10-Q that our internal control over financial reporting has not been effective.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that results more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of March 31, 2012:

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

Item 6. Exhibits

Exhibits:

Exhibit No.	Document	Location
31	Rule 13a-41(a)/15d-14(a) Certificates	Included
32	Section 1350 Certifications	Included
101.INS	XBRL Instance Document	Included
101.SCH	XBRL Taxonomy Extension Schema	Included
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Included
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Included
101.LAB	XBRL Taxonomy Extension Label Linkbase	Included
101.PRE	XBRL Taxonomy Presentation Linkbase	Included

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIGER OIL AND ENERGY, INC.

May 15, 2012

/s/ Kenneth B. Liebscher

Kenneth B. Liebscher, Director & CEO

