Form 10-Q
period 2012-06-30
Tiger Oil & Energy, Inc.
filed 2012-08-10
CIK 1386018

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 9, 2012, the Company had 42,728,159 issued and outstanding shares of its common stock.

PART I — FINANCIAL INFORMATION

The accompanying interim unaudited financial statements of Tiger Oil and Energy, Inc. (a Nevada corporation) are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company’s most recent annual financial statements for the year ended December 31, 2011 included in a 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 30, 2012. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying interim financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying interim financial statements for the Six Months ended June 30, 2012 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2012.

2

TIGER OIL AND ENERGY, INC.

(Formerly UTEC, Inc.)

Consolidated Financial Statements

June 30, 2012 (Unaudited)

3

TIGER OIL AND ENERGY, INC.

(An Exploration Stage Company)

Condensed Consolidated Balance Sheets

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$309	$2,742
Deposit	200	-
Note receivable - related party	-	42,000

Total Current Assets	509	44,742

OTHER ASSETS
Oil and gas properties, unproved (full cost method)	61,763	60,182

TOTAL ASSETS	$62,272	$104,924

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$9,527	$17,615
Related-party payables	79,400	94,400
Notes payable	15,240	15,240
Derivative liability	4,474	2,983

Total Current Liabilities	108,641	130,238

LONG-TERM LIABILITIES
Asset retirement obligation	44,292	42,367

Total Long-Term Liabilities	44,292	42,367

TOTAL LIABILITIES	152,933	172,605

STOCKHOLDERS' DEFICIT
Preferred stock - 1,000,000 shares authorized, $0.001 par value; 42,013 issued and outstanding	42	42
Common stock - 74,000,000 shares authorized, $0.001 par value; 42,728,159 and 52,728,159 issued and outstanding, respectively	42,728	52,728
Additional paid-in capital	4,222,139	4,212,139
Deficit accumulated prior to the exploration stage	(524,202)	(524,202)
Deficit accumulated during the exploration stage	(3,831,368)	(3,808,388)

Total Stockholders' Deficit	(90,661)	(67,681)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$62,272	$104,924

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIGER OIL AND ENERGY, INC.

(An Exploration Stage Company)

Condensed Consolidated Statements of Operations

(Unaudited)

					From Inception
					on April 30,
	For the Three Months Ended		For the Six Months		2009 through
	June 30,		June 30,		June 30,
	2012	2011	2012	2011	2012

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES
Accretion expense	973	-	1,925	267	9,753
Amortization of deferred tax benefit	-	-	-	-	170,800
Impairment of assets	-	-	-	-	965,133
Management fees	-	-	300	-	1,112,724
General and administrative	3,293	10,271	20,893	28,814	286,950

Total Operating Expenses	4,266	10,271	23,118	29,081	2,545,360

LOSS FROM OPERATIONS	(4,266)	(10,271)	(23,118)	(29,081)	(2,545,360)

OTHER INCOME (EXPENSE)
Interest expense	(374)	(225)	(643)	(450)	(2,564)
Other income	-	-	-	-	40,000
Gain on forgiveness of debt	-	-	2,272	-	113,946
Gain (loss) on derivative liability	(3,242)	7,496	(1,491)	2,557	(4,474)
Loss on sale of oil and gas leases	-	-	-	-	(11,824)

Total Other Income (Expense)	(3,616)	7,271	138	2,107	135,084

LOSS BEFORE TAXES	(7,882)	(3,000)	(22,980)	(26,974)	(2,410,276)
Provision for income taxes	-	-	-	-	-

NET LOSS FROM CONTINUING OPERATIONS	(7,882)	(3,000)	(22,980)	(26,974)	(2,410,276)
Net income from discontinued operations	-	-	-	-	309,650
Loss on disposal of discontinued operations	-	-	-	-	(1,730,742)

Loss from Discontinued Operations, Net of Income Taxes	-	-	-	-	(1,421,092)

NET LOSS	$(7,882)	$(3,000)	$(22,980)	$(26,974)	$(3,831,368)

BASIC AND DILUTED LOSS PER SHARE FROM CONTINUING OPERATIONS	$(0.00)	$(0.00)	$(0.00)	$(0.00)
BASIC AND DILUTED LOSS PER SHARE FROM DISCONTINUED OPERATIONS	-	-	-	-

TOTAL BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	49,980,906	52,728,159	51,354,533	52,685,341

The accompanying notes are a integral part of these condensed consolidated financials statements.

TIGER OIL AND ENERGY, INC.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

			From Inception
			on April 30,
	For the Six Months Ended		2009 through
	June 30,		June 30,
	2012	2011	2012
OPERATING ACTIVITIES
Net loss	$(22,980)	$(26,974)	$(3,831,368)
Adjustments to Reconcile Net Loss to Net Cash Used by Operating Activities:
Depreciation, amortization and accretion expense	1,925	267	13,282
Impairment of assets	-	-	843,891
Change in derivative liability	1,491	(2,557)	4,474
Employee option grants issued	-	-	46,500
Cancellation of employee stock option shares	-	-	354,750
Impairment of intangible assets	-	-	121,242
Common stock issued for services	-	-	457,600
Gain on settlement of debt	-	-	(111,457)
Deferred tax asset	-	-	170,800
Loss on sale of oil and gas leases	-	-	11,824
Changes in operating assets and liabilities:
Prepaid expenses	-	400	-
Deposits	(200)	-	(200)
Accounts receivable	42,000	-	42,000
Related-party payables	-	2,600	299,002
Accounts payable and accrued liabilities	(8,088)	12,962	(30,998)
Accrued salaries	-	-	83,333

Net Cash Provided by (Used in) Continuing Operating Activities	14,148	(13,302)	(1,525,325)
Net Cash Provided by Discontinued Operating Activities	-	-	1,678,016
Net Cash Provided by (Used in) Operating Activities	14,148	(13,302)	152,691

INVESTING ACTIVITIES
Purchase of oil and gas leases	-	(1,000)	(217,556)
Capitalized exploration and development costs	(1,581)	-	(5,926)

Net Cash Used in Continuing Investing Activities	(1,581)	(1,000)	(223,482)
Net Cash Used in Discontinued Investing Activities	-	-	-
Net Cash Used in Investing Activities	(1,581)	(1,000)	(223,482)

FINANCING ACTIVITIES
Proceeds from related party payable	20,000	-	61,000
Repayments on related-party payables	(35,000)	-	(35,000)
Proceeds from note payable	-	-	15,000
Proceeds from the sale of common stock	-	-	30,000

Net Cash Provided by (Used in) Continuing Financing Activities	(15,000)	-	71,000
Net Cash Used in Discontinued Financing Activities	-	-	-
Net Cash Provided by (Used in) Financing Activities	(15,000)	-	71,000

NET INCREASE (DECREASE) IN CASH	$(2,433)	$(14,302)	$209
CASH AT BEGINNING OF PERIOD	2,742	14,352	100

CASH AT END OF PERIOD	$309	$50	$309

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIGER OIL AND ENERGY, INC.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

			From Inception
			on April 30,
	For the Six Months Ended		2009 through
	June 30,		June 30,
	2012	2011	2012

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Income taxes	$-	$-	$-
Interest	-	-	-

NON CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued in purchases of subsidiaries	$-	$-	$550,500
Common stock and note issued for oil and gas leases	-	80,000	80,000
Common stock cancelled	10,000	-	30,500
Contributed capital from forgiveness of debt of a related-party	-	-	579,034
Sale of oil and gas leases to related party for note receivable	-	-	42,000
Increase in asset retirement obligations	-	-	15,933

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIGER OIL AND ENERGY, INC.

(An Exploration Stage Company)

Notes to Condensed Consolidated Financial Statements

June 30, 2012(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2011 audited financial statements. The results of operations for the periods ended June 30, 2012 and 2011 are not necessarily indicative of the operating results for the full year.

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

TIGER OIL AND ENERGY, INC.

(An Exploration Stage Company)

Notes to Condensed Consolidated Financial Statements

June 30, 2012(Unaudited)

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Fair Value of Financial Instruments

As at June 30, 2012, the fair value of cash, accounts receivable, accounts payable and notes payable approximate carrying values because of the short-term maturity of these instruments.

Oil and Gas Properties

The Company uses the full cost method of accounting for oil and natural gas properties. Under this method, all acquisition, exploration and development costs, including certain payroll, asset retirement costs, other internal costs, and interest incurred for the purpose of finding oil and natural gas reserves, are capitalized. Internal costs that are capitalized are directly attributable to acquisition, exploration and development activities and do not include costs related to production, general corporate overhead or similar activities. Costs associated with production and general corporate activities are expensed in the period incurred. Proceeds from the sale of oil and natural gas properties are applied to reduce the capitalized costs of oil and natural gas properties unless the sale would significantly alter the relationship between capitalized costs and proved reserves, in which case a gain or loss is recognized.

Capitalized costs associated with impaired properties and capitalized costs related to properties having proved reserves, plus the estimated future development costs, and asset retirement costs under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 410 “Asset Retirement and Environmental Obligations” (FASB ASC 410), are amortized using the unit-of-production method based on proved reserves. Capitalized costs of oil and natural gas properties, net of accumulated amortization and deferred income taxes, are limited to the total of estimated future net cash flows from proved oil and natural gas reserves, discounted at ten percent, plus the cost of unevaluated properties. Under certain specific conditions, companies could elect to use subsequent prices for determining the estimated future net cash flows. The use of subsequent pricing is no longer allowed. There are many factors, including global events that may influence the production, processing, marketing and price of oil and natural gas. A reduction in the valuation of oil and natural gas properties resulting from declining prices or production could adversely impact depletion rates and capitalized cost limitations. Capitalized costs associated with properties that have not been evaluated through drilling or seismic analysis, including exploration wells in progress at June 30, 2012, are excluded from the unit-of-production amortization. Exclusions are adjusted annually based on drilling results and interpretative analysis.

TIGER OIL AND ENERGY, INC.

(An Exploration Stage Company)

Notes to Condensed Consolidated Financial Statements

June 30, 2012(Unaudited)

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Oil and Gas Properties (Continued)

Sales of oil and natural gas properties are accounted for as adjustments to the net full cost pool with no gain or loss recognized, unless the adjustment would significantly alter the relationship between capitalized costs and proved reserves. If it is determined that the relationship is significantly altered, the corresponding gain or loss will be recognized in the statements of operations.

Costs of oil and gas properties are depleted using the unit-of-production method. For the six months ended June 30, 2012, the Company recognized $-0- of depletion expense related to oil and gas production during the period.

Ceiling Test

In applying the full cost method, the Company performs an impairment test (ceiling test) at each reporting date, whereby the carrying value of property and equipment is compared to the value of its proved reserves discounted at a ten percent interest rate of future net revenues, based on current economic and operating conditions, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties. As of June 30, 2012, no impairment has been recorded in connection with the full cost ceiling test calculation.

Revenue Recognition

Revenues from the sale of oil and natural gas are recognized when the product is delivered at a fixed or determinable price, title has transferred, and collectability is reasonably assured. For oil sales, this occurs when the customer takes delivery of oil from the operators’ storage tanks.

NOTE 4 – RELATED PARTY TRANSACTIONS

Related-Party Payables

During the year ended December 31, 2011 the Company borrowed $41,000 from related parties. These liabilities are unsecured, non-interest bearing, and due on demand. As of June 30, 2012 the Company had made no payments on these notes, and had received no demand for payment. During the year ended December 31, 2011 the Company purchased a 100 percent working interest (80 percent net revenue interest) in certain oil and gas properties from a related party. As consideration for the purchase, the Company issued to the seller 250,000 shares of its common stock, valued at $0.18 per share, for an aggregate amount of $45,000. In addition, the Company executed a note payable to the seller in the amount of $35,000. This note is unsecured, non-interest bearing, and due on January 31, 2012. As of June 30, 2012 the Company has repaid the full balance of the note.

During the six-month period ended June 30, 2012, the Company borrowed $20,000 from a related party. The amount is unsecured, and due on demand. Of the note principal, $10,000 bears interest at 6 percent and the remaining $10,000 bears no interest.

TIGER OIL AND ENERGY, INC.

(An Exploration Stage Company)

Notes to Condensed Consolidated Financial Statements

June 30, 2012(Unaudited)

NOTE 4 – RELATED PARTY TRANSACTIONS (CONTINUED)

Notes Receivable – Related Party

During the year ended December 31, 2011 the Company sold a 70 percent working interest (55.55 percent net revenue interest) in certain oil and gas properties to a related party for $42,000. The consideration for the sale was received by the Company in the form of a promissory note. The note is unsecured, non-interest bearing, and due on demand. As of June 30, 2012, the Company has received payment in full.

NOTE 5 – OIL AND GAS PROPERTIES

On February 1, 2011, the Company entered into an agreement with a related party to purchase a 100 percent working interest (80 percent net revenue interest) in three oil and gas leases in Cowley, County, Kansas. As consideration for the purchase, the Company issued a non-interest bearing note for $35,000, and 250,000 shares of its common stock valued at the market rate of $0.18 per share. The total consideration paid for the leases was $80,000. The property is being accounted for under the full cost method of accounting.

On April 1, 2011, the Company acquired a 100 percent working interest and an 80 percent net revenue interest in two oil and gas wells located in Ness County, Kansas. The Company acquired interests in two oil wells located on approximately 240 leased acres. The wells had been shut down in previous years and are not producing as of the date of this report. The effective date of the purchase and sale was April 1, 2011. The purchase price paid for the acquisition was $1,000 at auction and the properties carry a $2,109 aggregate annual surface lease agreement payment. The property is being accounted for under the full cost method of accounting.

NOTE 6 – NOTES PAYABLE

On September 20, 2010 the Company borrowed a total of $15,000 from an unrelated third-party entity. The note bears interest at a rate of 6.0 percent per annum and is convertible at the option of the lender into common shares of the Company at the average bid quote for a period of five days prior to conversion. The note has no formal payment terms or due date, other than being due one demand. Under ASC 815, due to the unknown quantity of shares to be issued pursuant to the future conversion of the note, the Company holds a derivative liability in the amount of $4,474 relating to the conversion feature of the note, and has recorded a related loss on derivative liability in the same amount.

ASC 815 requires Company management to assess the fair market value of certain derivatives at each reporting period and recognize any change in the fair market value as another income or expense item. The Company’s only liability measured at fair value on a recurring basis is its derivative liability associated with the above convertible note. At June 30, 2012, the Company revalued the derivative liability and determined that, during the six months ended June 30, 2012, the Company’s derivative liability increased by $1,491 from $2,983 to $4,474. The Company recognized a corresponding loss on derivative liability in conjunction with this revaluation.

TIGER OIL AND ENERGY, INC.

(An Exploration Stage Company)

Notes to Condensed Consolidated Financial Statements

June 30, 2012(Unaudited)

NOTE 7 – STOCKHOLDERS’ DEFICIT

On February 1, 2011, the Company issued 250,000 common shares as part of a lease purchase agreement. The shares were valued at $0.18 per share based upon the closing share price on the date of issuance, resulting in an aggregate share value of $45,000.

On June 12, 2012, the Company cancelled 10,000,000 shares of common stock held by a corporate officer, due to his resignation from his position with the Company.

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

On November 29th2010 the Company expanded its original agreement and entered into a joint development agreement with Black Hawk Exploration covering approximately 2,553 acres of oil and gas leases in Cowley County, Kansas. BHWX owns 100% of the leases within the Prospect Area and has an undivided 81.5% working interest in and to the oil and gas leases and their previous 10 shut-in oil and gas wells.

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

For the Six Months Ended June 30, 2012 and 2011

Revenues

Revenues from continuing operations for the three month periods ended June 30, 2012 and 2011 were zero. We divested all assets that generated revenue in the second quarter of 2009 as part of the sale of the legacy business. These operations are classified as discontinued in our financial statements.

Operating Expenses

Operating expenses from continuing operations for the Six Month periods ended June 30, 2012 and 2011 were $23,118 and $29,081, respectively. Additionally, we recognized a loss on derivative liability in the amount of $1,491 and a gain on forgiveness of debt of $2,272 during the six months ended June 30, 2012 and interest expense in the amount of $643, compared to a loss on derivative liability of $2,557 and interest expense of$450 during the six months ended June 30, 2011.

Liquidity and Capital Resources

As of June 30, 2012,we had $309 cash on hand. In April 2009, we sold our commercial explosives development, analysis, testing and manufacturing business (“Legacy Business”) in a non-cash transaction to a related party in exchange for stock in the Company totaling 22,500,000 shares. The stock was cancelled in July of 2009.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of June 30, 2012, under the direction of the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended. Based on the evaluation of these controls and procedures required by paragraph (b) of Sec. 240.13a-15 or 240.15d-15 the disclosure controls and procedures have been found to be ineffective.

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

Evaluation of Internal Control Over Financial Reporting

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2012. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. In management’s assessment of the effectiveness of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) as required by Exchange Act Rule 13a-15(c), our management concluded as of the end of the fiscal year covered by this Quarterley Report on Form 10-Q that our internal control over financial reporting has not been effective.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of June 30, 2012:

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

On October 19, 2009 the Company issued 600,000 shares of common stock to a private investor for cash consideration of $60,000

In October, 2010, the Company issued 8,000,000 shares of its common stock to officers of the Company for services provided. The fair value of the shares was determined based on the market price of $0.16 per share on the date of issuance.

On February 9, 2011, - Tiger Oil and Energy, acquired a 100% interest in three Oil and Gas leases totaling 400 acres in southern Kansas, comprised of three historically productive properties. The Company issued a note and 250,000 shares of its common stock in the acquisition.

On June 12, 2012, the Company cancelled 10,000,000 shares of common stock held by a corporate officer, due to his resignation from his position with the Company.

Item 5. Other Information

On May 26, 2010 the Board of Directors elected Kenneth B. Liebscher as President/CEO and Howard Bouch as Secretary/CFO.

On August 6, 2010, the Board of Directors of the Company appointed Bill Herndon and Paul Liebman to serve on the Board of Directors of the Company.

On February 3, 2011, Mr. Paul Liebman tendered his resignation from the Board of Directors.

On August 6, 2010 the Board of Directors appointed Ryan Kerr to serve on the Board of Directors of the Company.

On June 12, 2012 Mr. Herndon tendered his resignation from the Board of Directors.

Mr. Kerr currently manages Inland Oil Corp., his family-owned business. Mr. Kerr has over 15 years experience in locating, producing, completing and general operations in the oil and gas industry. Mr. Kerr has successfully drilled and completed hundreds of wells throughout the Mid-continent region and is actively involved with development and operations of fields in this region. Mr. Kerr’s extensive experience in oil and gas exploration and production is furthered as an exploration geologist where he has consulted on several water-flood and infill drilling projects throughout Oklahoma, Kansas, North Dakota, Wyoming, New Mexico, Texas, and California. Currently, Mr. Kerr has been heading drilling programs for several operators in Oklahoma, as well as design and implementation of a Nitrogen gas flood in Wagoner County Oklahoma in the Stone Bluff Field. This project consisted of flooding 1,200+ - acres with the producing interval from the Dutcher Sand zone at a depth of 1250’ feet. Production since the start of the nitrogen injection flood has been increased from the formation at a rate of 1 MMCF per day.

There are no related party transactions between the Company and Mr. Kerr that are reportable under Item 404(a) of Regulation S-K. Mr. Kerr has not previously held any positions with the Company nor does Mr. Kerr have any family relationships with any director or executive officer of the Company, or persons nominated or chosen by the Company to become directors or executive officers. Mr. Kerr has not been named at the time of this Current Report, to any committee of the Board of Directors.

On July 29, 2010, UTEC, Inc., a Nevada corporation (the “Company”), entered into an Exchange Agreement (the “Exchange Agreement”) with Jett Rink Oil, LLC, a Kansas limited liability company (“Jett Rink”) and Bill Herndon, the sole member of Jett Rink, pursuant to which the Company agreed to acquire from Bill Herndon all of the membership interest in Jett Rink in exchange for 10,000,000 shares of the Company’s Common Stock. Jett Rink is involved in the business relating to the exploration, development and production of oil and gas in the United States. On June 12, 2012 Mr. Herndon resigned from the Board of Directors of the Company and the 10,000,000 shares were cancelled.

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

August 9, 2012

/s/ Kenneth B. Liebscher
Kenneth B. Liebscher, Director & CEO

