Form 10-Q
period 2012-09-30
Tiger Oil & Energy, Inc.
filed 2012-11-14
CIK 1386018

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from           to

Commission file number 333-141875

TIGER OIL AND ENERGY, INC.

(Exact name of Registrant as specified in its charter)

NEVADA	20-5936198
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 12, 2012, the Company had 42,728,159 issued and outstanding shares of its common stock.

PART I — FINANCIAL INFORMATION

The accompanying interim unaudited financial statements of Tiger Oil and Energy, Inc. (a Nevada corporation) are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company’s most recent annual financial statements for the year ended December 31, 2011 included in a 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 30, 2012. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying interim financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying interim financial statements for the Nine Months ended September 30, 2012 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2012.

2

TIGER OIL AND ENERGY, INC.

(An Exploration Stage Company)

Condensed Consolidated Financial Statements

 September 30, 2012 (Unaudited)

3

TIGER OIL AND ENERGY, INC.

(An Exploration Stage Company)

Condensed Consolidated Balance Sheets

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,402	$2,742
Deposit	200	-
Note receivable - related party	-	42,000

Total Current Assets	2,602	44,742

OTHER ASSETS
Oil and gas properties (full cost method)	61,763	60,182

TOTAL ASSETS	$64,365	$104,924

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$9,840	$17,615
Related-party payables	89,400	94,400
Note payable	15,240	15,240
Derivative liability	3,004	2,983

Total Current Liabilities	117,484	130,238

LONG-TERM LIABILITIES
Asset retirement obligation	48,001	42,367

Total Long-Term Liabilities	48,001	42,367

TOTAL LIABILITIES	165,485	172,605

STOCKHOLDERS’ DEFICIT
Preferred stock - 1,000,000 shares authorized, $0.001 par value; 42,013 issued and outstanding	42	42
Common stock - 74,000,000 shares authorized, $0.001 par value; 42,728,159 and 52,728,159 issued and outstanding, respectively	42,728	52,728
Additional paid-in capital	4,222,139	4,212,139
Deficit accumulated incurred prior to the exploration stage	(524,202)	(524,202)
Deficit accumulated during the exploration stage	(3,841,827)	(3,808,388)

Total Stockholders’ Deficit	(101,120)	(67,681)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$64,365	$104,924

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIGER OIL AND ENERGY, INC.

(An Exploration Stage Company)

Condensed Consolidated Statements of Operations

(Unaudited)

					From Inception
	For the Three Months Ended		For the Nine Months Ended		on April 30 2009
	September 30,		September 30,		through
	2012	2011	2012	2011	September 30, 2012

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES
Accretion expense	3,709	138	5,634	405	13,462
Amortization of deferred tax benefit	-	-	-	-	170,800
Impairment of assets	-	-	-	-	965,133
Management fees	2,491	2,491	300	2,491	1,112,724
General and administrative	7,729	9,993	28,622	38,807	294,679

Total Operating Expenses	13,929	12,622	34,556	41,703	2,556,798

LOSS FROM OPERATIONS	(13,929)	(12,622)	(34,556)	(41,703)	(2,556,798)

OTHER INCOME (EXPENSE)
Interest expense	(492)	(225)	(1,135)	(675)	(3,056)
Other income	-	-	-	-	40,000
Gain on forgiveness of debt	-	-	2,272	-	113,946
Gain (loss) on derivative liability	(1,512)	8,145	(21)	10,702	(3,004)
Loss on sale of oil and gas leases	-	-	-	-	(11,824)

Total Other Income (Expense)	(2,004)	7,920	1,116	10,027	136,062

LOSS BEFORE TAXES	(15,933)	(4,702)	(33,440)	(31,676)	(2,420,736)
Provision for income taxes	-	-	-	-	-

NET LOSS FROM CONTINUING OPERATIONS	(15,933)	(4,702)	(33,440)	(31,676)	(2,420,736)
Net income from discontinued operations	-	-	-	-	309,650
Loss on disposal of discontinued operations	-	-	-	-	(1,730,742)

Loss from Discontinued Operations, Net of Income Taxes	-	-	-	-	(1,421,092)

NET LOSS	(15,933)	(4,702)	$(33,440)	$(31,676)	$(3,841,828)

BASIC AND DILUTED LOSS PER SHARE FROM CONTINUING OPERATIONS	$(0.00)	$(0.00)	$(0.00)	$(0.00)

BASIC AND DILUTED LOSS PER SHARE FROM DISCONTINUED OPERATIONS	$-	$-	$-	$-

TOTAL BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	42,728,159	52,893,520	48,677,064	53,307,589

The accompanying notes are a integral part of these condensed consolidated financial statements.

TIGER OIL AND ENERGY, INC.

(An Exploration Stage Company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

			From Inception
	For the Nine Months Ended		on April 30 2009
	September 30,		through
	2012	2011	September 30, 2012
OPERATING ACTIVITIES
Net loss	$(33,440)	$(31,676)	$(3,841,828)
Adjustments to Reconcile Net Loss to Net
Cash Used by Operating Activities:
Depreciation, amortization and accretion expense	5,634	405	16,991
Impairment of assets	-	-	843,891
Change in derivative liability	21	(10,702)	3,004
Employee option grants issued	-	-	46,500
Cancellation of employee stock option shares	-	-	354,750
Impairment of intangible assets	-	-	121,242
Common stock issued for services	-	-	457,600
Gain on settlement of debt	-	-	(111,457)
Deferred tax asset	-	-	170,800
Loss on sale of oil and gas leases	-	-	11,824
Changes in operating assets and liabilities:
Prepaid expenses	-	400	-
Deposits	(200)	-	(200)
Accounts receivable	42,000	-	42,000
Related-party payables	(269)	(664)	298,733
Accounts payable and accrued liabilities	(7,505)	10,066	(30,415)
Accrued salaries	-	-	83,333

Net Cash Provided by (Used in) Continuing Operating Activities	6,241	(32,171)	(1,533,232)
Net Cash Provided by Discontinued Operating Activities	-	-	1,678,016
Net Cash Provided by (Used in) Operating Activities	6,241	(32,171)	144,784

INVESTING ACTIVITIES
Purchase of property and equipment		(3,109)	-
Purchase of oil and gas leases	-	-	(217,556)
Capitalized exploration and development costs	(1,581)	-	(5,926)

Net Cash Used in Continuing Investing Activities	(1,581)	(3,109)	(223,482)
Net Cash Used in Discontinued Investing Activities	-	-	-
Net Cash Used in Investing Activities	(1,581)	(3,109)	(223,482)

FINANCING ACTIVITIES
Proceeds from related party payable	30,000	21,000	71,000
Repayments on related-party payables	(35,000)	-	(35,000)
Proceeds from note payable	-	-	15,000
Proceeds from the sale of common stock	-	-	30,000

Net Cash Provided by (Used in) Continuing Financing Activities	(5,000)	21,000	81,000
Net Cash Used in Discontinued Financing Activities	-	-	-
Net Cash Provided by (Used in) Financing Activities	(5,000)	21,000	81,000

NET INCREASE (DECREASE) IN CASH	$(340)	$(14,280)	$2,302
CASH AT BEGINNING OF PERIOD	2,742	14,352	100

CASH AT END OF PERIOD	$2,402	$72	$2,402

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIGER OIL AND ENERGY, INC.

(An Exploration Stage Company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

			From Inception
	For the Nine Months Ended		on April 30, 2009
	September 30,		through
	2012	2011	September 30, 2012

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Income taxes	$-	$-	$-
Interest	-	-	-

NON CASH FINANCING ACTIVITIES:
Common stock issued in purchases of subsidiaries	$-	$-	$550,500
Common stock and note issued for oil and gas leases	-	80,000	80,000
Common stock cancelled	-	-	20,500
Contributed capital from forgiveness of debt of a related-party	-	-	579,034
Sale of oil and gas leases to related party for note receivable	-	-	42,000
Increase in asset retirement obligations	-	-	15,933

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIGER OIL AND ENERGY, INC.

(An Exploration Stage Company)

Notes to Condensed Consolidated Financial Statements

September 30, 2012 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2011 audited financial statements. The results of operations for the periods ended September 30, 2012 and 2011 are not necessarily indicative of the operating results for the full year.

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

September 30, 2012 (Unaudited)

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

Fair Value of Financial Instruments

As at September 30, 2011, the fair value of cash, accounts receivable, accounts payable and notes payable approximate carrying values because of the short-term maturity of these instruments.

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

Capitalized costs associated with impaired properties and capitalized costs related to properties having proved reserves, plus the estimated future development costs, and asset retirement costs under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 410 “Asset Retirement and Environmental Obligations” (FASB ASC 410), are amortized using the unit-of-production method based on proved reserves. Capitalized costs of oil and natural gas properties, net of accumulated amortization and deferred income taxes, are limited to the total of estimated future net cash flows from proved oil and natural gas reserves, discounted at ten percent, plus the cost of unevaluated properties. Under certain specific conditions, companies could elect to use subsequent prices for determining the estimated future net cash flows. The use of subsequent pricing is no longer allowed. There are many factors, including global events that may influence the production, processing, marketing and price of oil and natural gas. A reduction in the valuation of oil and natural gas properties resulting from declining prices or production could adversely impact depletion rates and capitalized cost limitations. Capitalized costs associated with properties that have not been evaluated through drilling or seismic analysis, including exploration wells in progress at September 30, 2012, are excluded from the unit-of-production amortization. Exclusions are adjusted annually based on drilling results and interpretative analysis.

TIGER OIL AND ENERGY, INC.

(An Exploration Stage Company)

Notes to Condensed Consolidated Financial Statements

September 30, 2012 (Unaudited)

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

Costs of oil and gas properties are depleted using the unit-of-production method. For the nine months ended September 30, 2012, the Company recognized $-0- of depletion expense related to oil and gas production during the period.

Ceiling Test

In applying the full cost method, the Company performs an impairment test (ceiling test) at each reporting date, whereby the carrying value of property and equipment is compared to the value of its proved reserves discounted at a ten percent interest rate of future net revenues, based on current economic and operating conditions, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties. As of September 30, 2012, no impairment has been recorded in connection with the full cost ceiling test calculation.

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

During the nine-month period ended September 30, 2012, the Company borrowed $30,000 from a related party. The amount is unsecured, and is due on maturity dates ranging from February 2013 through July 2013. Of the note principal, $20,000 bears interest at 6 percent per annum and the remaining $10,000 bears no interest.

TIGER OIL AND ENERGY, INC.

(An Exploration Stage Company)

Notes to Condensed Consolidated Financial Statements

September 30, 2012 (Unaudited)

NOTE 4 – RELATED PARTY TRANSACTIONS (CONTINUED)

Notes Receivable – Related Party

During the year ended December 31, 2011 the Company sold a 70 percent working interest (55.55 percent net revenue interest) in certain oil and gas properties to a related party for $42,000. The consideration for the sale was received by the Company in the form of a promissory note. The note is unsecured, non-interest bearing, and due on demand. As of September 30, 2012, the Company has received payment in full.

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

NOTE 6 – CONVERTIBLE NOTES PAYABLE

On September 20, 2010 the Company borrowed a total of $15,000 from an unrelated third-party entity. The note bears interest at a rate of 6.0 percent per annum and is convertible at the option of the lender into common shares of the Company at the average bid quote for a period of five days prior to conversion. The note has no formal payment terms or due date, other than being due one demand. Under ASC 815, due to the unknown quantity of shares to be issued pursuant to the future conversion of the note, the Company holds a derivative liability in the amount of $3,004 relating to the conversion feature of the note, and has recorded a related loss on derivative liability in the same amount.

ASC 815 requires Company management to assess the fair market value of certain derivatives at each reporting period and recognize any change in the fair market value as another income or expense item. The Company’s only liability measured at fair value on a recurring basis is its derivative liability associated with the above convertible note. At September 30, 2012, the Company revalued the derivative liability and determined that, during the nine months ended September 30, 2012, the Company’s derivative liability increased by $211 from $2,983 to $3,004. The Company recognized a corresponding loss on derivative liability in conjunction with this revaluation.

TIGER OIL AND ENERGY, INC.

(An Exploration Stage Company)

Notes to Condensed Consolidated Financial Statements

September 30, 2012 (Unaudited)

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

On October 27, 2010 Tiger Oil and Energy, Inc. (TGRO) entered into a co-development agreement with Black Hawk Exploration, in which the Company, after an investment of $400,000 by TGRO in a new well in Black Hawk’s Cowley County lease, the Company will earn a 40% working interest in the # 1 Baker well, BHWX will receive a 50% interest in the new well and TGRO will have the right to participate in the 9 well rework program at the Cowley Prospect. BHWX will receive a 20% interest in any other new well TGRO drills on Black Hawk’s current or future Cowley County, Kansas leases and Black Hawk has the option to invest in each additional new well drilled by TGRO on a prorated basis up to an additional 30%.

On November 29, 2010 the Company expanded its original agreement and entered into a joint development agreement with Black Hawk Exploration covering approximately 2,553 acres of oil and gas leases in Cowley County, Kansas. BHWX owns 100% of the leases within the Prospect Area and has an undivided 81.5% working interest in and to the oil and gas leases and their previous 10 shut-in oil and gas wells.

The joint agreement includes in one shut-in oil/gas well, the #1 Baker, located on the Keith Baker lease. Also subject to joint development is a 100% interest in 9 other oil wells previously shut-in. The Company’s program calls for re-working all 10 locations directly or in joint venture with Black Hawk and returning all of them to cash flow production

On February 4, 2011, Tiger Oil and Energy, Inc. retained International IR Inc. (IRR) to provide media services. IIR is a strategic consulting firm that works primarily with emerging growth companies in the resource sector. IIR will focus on providing multiple information platforms to share TGRO’s negotiate on behalf of the Company acquisition, exploration and joint venture strategies.

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

For the Nine Months Ended September 30, 2012 and 2011

Revenues

Revenues from continuing operations for the nine month periods ended September 30, 2012 and 2011 were zero. We divested all assets that generated revenue in the second quarter of 2009 as part of the sale of the legacy business. These operations are classified as discontinued in our financial statements.

Operating Expenses

Operating expenses from continuing operations for the nine month periods ended September 30, 2012 and 2011 were $34,662 and $41,703, respectively. Additionally, we recognized a loss on derivative liability in the amount of $21 and a gain on forgiveness of debt of $2,272 during the Nine Months ended September 30, 2012 and interest expense in the amount of $1,135, compared to a gain on derivative liability of $10,027 and interest expense of $675 during the Nine Months ended September 30, 2011.

Net Loss

During the nine months ended September 30, 2012 and 2011 the Company recognized net losses of $33,440 and $31,676, respectively.

For the Three Months Ended September 30, 2012 and 2011

Revenues

Revenues from continuing operations for the three month periods ended September 30, 2012 and 2011 were zero. We divested all assets that generated revenue in the second quarter of 2009 as part of the sale of the legacy business. These operations are classified as discontinued in our financial statements.

Operating Expenses

Operating expenses from continuing operations for the three month periods ended September 30, 2012 and 2011 were $13,929 and $12,622, respectively. Additionally, we recognized a loss on derivative liability in the amount of $1,512 and interest expense in the amount of $492 during the three months ended September 30, 2012, compared to a gain on derivative liability of $8,145 and interest expense of $225 during the three months ended September 30, 2011.

Net Loss

During the three months ended September 30, 2012 and 2011 the Company recognized net losses of $15,933 and $4,702, respectively.

Liquidity and Capital Resources

As of September 30, 2012, we had $2,402 cash on hand. In April 2009, we sold our commercial explosives development, analysis, testing and manufacturing business (“Legacy Business”) in a non-cash transaction to a related party in exchange for stock in the Company totaling 22,500,000 shares. The stock was cancelled in July of 2009.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of September 30, 2012, under the direction of the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended. Based on the evaluation of these controls and procedures required by paragraph (b) of Sec. 240.13a-15 or 240.15d-15 the disclosure controls and procedures have been found to be ineffective.

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

Evaluation of Internal Control Over Financial Reporting

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2012. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. In management’s assessment of the effectiveness of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) as required by Exchange Act Rule 13a-15(c), our management concluded as of the end of the fiscal year covered by this Quarterly Report on Form 10-Q that our internal control over financial reporting has not been effective.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of September 30, 2012:

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

November 14, 2012

/s/ Kenneth B. Liebscher
Kenneth B. Liebscher, Director & CEO

