Form 10-K
period 2012-12-31
Tiger Oil & Energy, Inc.
filed 2013-04-10
CIK 1386018

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of March 31, 2013 the Company had 42,728,159 shares of common stock and 42,013 shares of preferred stock issued and outstanding.

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

On August 16, 2010, UTEC, Inc., a Nevada corporation (the ” Company “), entered into a First Amendment to Exchange Agreement with Jett Rink Oil, LLC, a Kansas limited liability company (” Jett Rink “), and Bill Herndon, the sole member of Jett Rink, whereby the Exchange Agreement dated July 29, 2010 (the ” Exchange Agreement “) was amended by deleting Section 5.03(h) with respect to the Company’s name change to “Tiger Energy, Inc.” as a condition to closing of the Exchange Agreement.

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

On October 27, 2010 we entered into a co-development agreement with Black Hawk Exploration, (BHWX), in which we, after an investment of $400,000 by the Company in a new well in Black Hawk’s Cowley County lease, we will earn a 40% working interest in the # 1 Baker well, BHWX will receive a 50% interest in the new well and TGRO will have the right to participate in the nine-well rework program at the Cowley Prospect. BHWX will receive a 20% interest in any other new well TGRO drills on Black Hawk’s current or future Cowley County, Kansas leases and Black Hawk has the option to invest in each additional new well drilled by TGRO on a prorated basis up to an additional 30%.

On October 29, 2010, Tiger Oil and Energy, Inc. (formerly UTEC) closed its Exchange Agreement with Jet Rink Oil, LLC, making Jet Rink Oil a wholly owned subsidiary of Tiger Oil and Energy.

On November 29, 2010, the Company expanded its original agreement and entered into a co-development agreement with Black Hawk Exploration covering approximately 2,553 acres of oil and gas leases in Cowley County, Kansas. BHWX owns 100% of the leases within the Prospect Area and has an undivided 81.5% working interest in and to the oil and gas leases and their previous 10 shut-in oil and gas wells.

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

On February 3, 2011, Mr. Paul Liebman tendered his resignation from the Board of Directors.

On February 4, 2011, we retained International IR Inc. (IRR) to provide media services. IIR is a strategic consulting firm that works primarily with emerging growth companies in the resource sector. IIR will focus on providing multiple information platforms to TGRO’s shareholders and advise as well as negotiate on behalf of the Company, acquisition, exploration and joint venture agreements and strategies.

On February 9, 2011, - we acquired a 100% interest in three Oil and Gas leases totaling 400 acres in Southern Kansas, comprised of three historically productive properties. Our Geologist has reviewed the Holman #2, #3, #4, and #5; the Adams #1 and the Glasse wells commonly known as the Wise #1 and Roberts #1 and have recommended a seven-well exploration and production study. All the leases acquired by the parties covering lands within the prospect area are owned 100% by TGRO with an undivided eighty-one and one-half percent (81.5%) working interest in the oil and gas leases described. The Company issued a Note and 250,000 shares of its common stock in the acquisition. We will require an investment of $400,000 to initiate putting these wells back into production. Management believes this can be accomplished and is considering various options to acquire this funding, but has not yet entered into an agreement to do so.

On March 31, 2011 we purchased, at auction, two shut-in oil wells in Ness County KS for cash.

On June 12, 2012 Mr. Herndon resigned from the Board of Directors of the Company and the company cancelled 10,000,000 shares of common stock that were held by the officer.

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

	2012		2011
	High	Low	High	Low
Qtr 1	0.15	0.10	0.20	0.10
Qtr 2	0.21	0.10	0.20	0.15
Qtr 3	0.10	0.10	0.15	0.13
Qtr 4	0.12	0.10	0.21	0.21

We did not make any dividend payments during the fiscal years ended December 31, 2012 or 2011 and have no plans to pay dividends in the foreseeable future. We did not repurchase any shares of our common stock during the fiscal year ended December 31, 2012 or 2011.

Transfer Agent: Empire Stock Transfer Co., 1859 Whitney Mesa Dr., Henderson, NV 89014

The Company did not make any repurchases of its securities during the year ended December 31, 2012.

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

Corporate Overview

Unless otherwise indicated, in this Form 10-K, references to “we,” “our,” “us,” the “Company,” “TGRO” refer to Tiger Oil and Energy, Inc., a Nevada corporation (formerly UTEC, Inc.) and Jett Rink which became a wholly owned subsidiary October 29, 2010 after the closing of the voluntary share exchange transaction described above.. Future plans include the exploration, development and production of oil and gas in the United States. Our current focus is to secure $1,400,000 in financing to increase our holdings and develop our current oil and gas assets over the next twelve months.

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

On November 29, 2010, the Company expanded its original agreement and entered into a joint venture agreement with Black Hawk Exploration covering approximately 2,553 acres of oil and gas leases in Cowley County, Kansas. BHWX owns 100% of the leases within the Prospect Area and has an undivided 81.5% working interest in and to the oil and gas leases and their previous 10 shut-in oil and gas wells.

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

Revenues

Revenues from continuing operations for the years ended December 31, 2012 and 2011 were $-0- and $-0-, respectively. The Company divested all assets that generated revenue in the period ended June 30, 2009 as part of the sale of the legacy business.

Operating Expenses

Operating expenses for the year ended December 31, 2012 and 2011 were $107,009 and $66,781, respectively. The majority of these expenses related to general and administrative expenses totaling $34,579 and $56,462 for the 2012 and 2011 fiscal years, respectively, and $300 and $2,491 in management fees for the years ended December 31, 2012 and 2011. The Company also recognized accretion expense of $6,590 and $7,828 during 2012 and 2011, respectively. Additionally, the Company recorded an impairment of oil and gas properties in the amount of $65,540 during the 2012 fiscal year.

Other Income (Expenses)

During the years ended December 31, 2012 and 2011 the Company recognized interest expense in the amount of $1,721 and $1,560, respectively. The Company also recognized a loss on sale of oil and gas leases totaling $-0- in 2012, and $11,824 in 2011. Additionally, the Company recognized a loss on derivative liability of $321 in 2012 and a gain on derivative liability of $8,928 in 2011. The Company also recognized a gain on forgiveness of debt in the amount of $2,272 in the year ended December 31, 2012 and $-0- in 2011.

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

Net Loss

For the years ended December 31, 2012 and 2011, the Company recognized net losses in the amounts of $106,779 and $71,237, respectively.

Liquidity and Capital Resources

As of December 31, 2012, we had $336 in current assets, consisting of $136 in cash, and deposits of $200, compared to $44,752 in current assets at December 31, 2011, which consisted of cash of $2,742 and notes receivable of $42,000. Current liabilities at December 31, 2012, totaled $125,839 compared to $130,238 at December 31, 2011. The current liabilities at December 31, 2012 consisted of accounts payable and accrued expenses of $12,895, notes payable to related parties in the amount of $18,640, loans payable of $91,000 and a derivative liability of $3,304. At December 31, 2011 the current liabilities consisted of accounts payable and accrued expenses of $17,615, notes payable to related parties in the amount of $18,640, notes payable of $91,000, and a derivative liability of $2,983.

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

The Company estimates that it will require $400,000 to accomplish its short-term goal of bringing shut-in wells back into production and the company’s sole source of liquidity to this point has been through the sale of common stock. Such funding that is required to maintain liquidity will come in the form of equity sales of common stock.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

The Financial Statements are included at the end of the signature page.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T). Controls and Procedures.

As of December 31, 2012, under the direction of the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended. Based on the evaluation of these controls and procedures required by paragraph (b) of Sec. 240.13a-15 or 240.15d-15 the disclosure controls and procedures have been found to be ineffective.

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

Evaluation of Internal Control Over Financial Reporting

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. In management’s assessment of the effectiveness of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) as required by Exchange Act Rule 13a-15(c), our management concluded as of the end of the fiscal year covered by this Annual Report on Form 10-K that our internal control over financial reporting has not been effective.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of December 31, 2012:

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

The Company has not taken any steps at this time to address these weaknesses but will formulate a plan before fiscal year ending December 31, 2013.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The names, ages, and respective positions of the directors, officers, and significant employees of the Company are set forth below.

Name	Position Held with the Company	Age	Date First Elected or Appointed
Kenneth Liebscher	President and Director	70	July 1, 2006 to present
Howard Bouch	Chief Financial Officer and Director Secretary Treasurer	68	January 12, 2007 to present
Ryan Kerr	Director	43	August 6, 2010 to present

Kenneth B. Liebscher, President, CEO, Director and Chairman.

Ken Liebscher is a 70-year-old international businessman with 40 years of securities and executive management experience. Mr. Liebscher is a graduate of St. George’s School, Vancouver, B.C. and also attended the University of British Columbia. In 22 years with the world’s largest dental products manufacturer, Dentsply International Inc., Mr. Liebscher held several positions culminating as the Manager of their West Coast Division, headquartered in San Francisco California. Mr. Liebscher was recruited by a major Europe based competitor, Ivoclar Liechtenstein to lead their entry into the North American market and, within two years, became Executive Vice President of Sales and Marketing and helped expand this company’s sales to $300,000,000 US before retiring.

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

Howard Bouch, Director

Howard Bouch, age 68, is a Private Practice Chartered Accountant with over 37 years of Public and Private international experience. Mr. Bouch originally qualified as a Chartered Accountant (English and Wales Institute) in 1968. Mr. Bouch joined Deloitte & Co, Lusaka, Zambia from 1970 - 1972. Mr. Bouch joined Anglo American Corp, Zambia working as Head Office Chief Accountant for Nchanga Consolidated Copper Mines (world’s 2nd largest) from 1972 - 1976. In 1976 Mr. Bouch returned to the UK and joined Babcock and Wilcox, Engineers, Nottinghamshire, England as Chief Accountant for one of their subsidiaries. Mr. Bouch was Chief Accountant of a private building firm in Cumbria, England from 1978 - 1984. In 1984 Mr. Howard Bouch established a Private Practice as a Chartered Accountant and continues to provide professional services to Cumbrian firms to the present. Mr. Bouch is a Director of Viavid Broadcasting Inc., a fully reporting, US Public Company, trading on the Pink Sheets under the symbol (VVDB) and Director and CFO of Universal Potash Corp. (UPCO). He is also as Director and CFO of Black Hawk Exploration Inc., (BHWX) and Director and CFO of Convenientcast, Inc. (CVCT).

Ryan Kerr, Director

Ryan Kerr, age 43 currently manages Inland Oil Corp., his family-owned business. Mr. Kerr has over 16 years experience in locating, producing, completing and general operations in the oil and gas industry. Mr. Kerr has successfully drilled and completed hundreds of wells throughout the Mid-continent region and is actively involved with development and operations of fields in this region. Mr. Kerr’s extensive experience in oil and gas exploration and production is furthered as an exploration geologist where he has consulted on several water-flood and infill drilling projects throughout Oklahoma, Kansas, North Dakota, Wyoming, New Mexico, Texas, and California. Currently, Mr. Kerr has been heading drilling programs for several operators in Oklahoma, as well as design and implementation of a Nitrogen gas flood in Wagoner County Oklahoma in the Stone Bluff Field. This project consisted of flooding 1,200+ - acres with the producing interval from the Dutcher Sand zone at a depth of 1250‘feet. Production since the start of the nitrogen injection flood has been increased from the formation at a rate of 1 MMCF per day.

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

Item 11. Executive Compensation.

The following charts include compensation and options received by all Officers and Directors of the Company.

Officers and Directors

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards	Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Kenneth Liebscher	2012	0	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0	0
Howard Bouch	2012			0	0	0	0	0	0
	2011	0	0	0	0	0	0	0	0
Bill Herndon	2012	0	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0	0
Ryan Kerr	2012	0	0	0	0	0	0	0	0
	2009	0	0		0	0	0	0	0

OPTIONS

There are no options granted.

For the year ended December 31, 2012 and 2011 share-based compensation expense of $-0- and $-0- was recognized, respectively.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The owners of 5% or more of the Shares, as well as the officers and directors who own Shares as of December 31, 2012, are set forth in the following chart:

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Owner		Percent of Class
Preferred Stock	Kenneth Liebscher, President/CEO And Director	20,000		47.6%
Preferred Stock	Howard Bouch, CFO and Director	Nil		0%
Preferred Stock	Bill Herndon Director	Nil		0%
Preferred Stock	Ryan Kerr, Director	Nil		0%
Preferred Stock	All Officers and Directors as a group of Preferred Stock	20,000		47.6%
Common Stock	The Excalibur Group A.G.	9,400,000	(1)	22%
Common Stock	Howard Bouch, CFO and Director	2,150,000		5%
Common Stock	Ryan Kerr, Director	2,000,000		4.7%
Common Stock	Kenneth Liebscher, President/CEO and Director	2,000,000		4.7%
Common Stock	All Officers and Directors as a group of Common Stock	18,150,000		42.5%

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

Item 14. Principal Accounting Fees and Services.

On Nov. 2, 2009, the accounting firm of Sadler, Gibb & Associates, LLC was engaged as the Registrant’s independent registered public account firm.

	2012	2011
Audit Fees	$9,500	$9,500
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$9,500	$9,500

Services rendered by Sadler Gibb & Associates for the year ended December 31, 2012 in connection with fees presented above were as follows:

● Audit fees consist of fees for professional services provided in connection with the audit of our consolidated financial statements, the review of our quarterly consolidated financial statements and the audit of the effectiveness of our internal control over financial reporting.

●All Other Fees. For fiscal 2012, all Other Fees related to professional services provided in conjunction with reviewing the Form 10Q, the selling of a subsidiary of the Company or issues related to consolidation and restructuring.

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

We have reviewed and discussed with management the Company’s audited consolidated financial statements as of and for the year ended December 31, 2012.

Based on the reviews and discussions with the audit group, we have recommended to the Board that the audited consolidated financial statements referred to above be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Audit Chairman

Howard Bouch

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibits:

Exhibit No.	Document	Location

3.1	Articles of Incorporation	Previously filed*

3.2	Articles of Amendment – Allwest	Previously filed*

3.3	Articles of Amendment – Lyons Capital	Previously filed*

3.4	Articles of Amendment – UTEC	Previously filed*

3.5	Articles of Amendment – Share Increase	Previously filed**

3.6	Bylaws	Previously filed* (As Exhibit 3.5)

14.1	Code of Business Conduct and Ethics	Previously filed*

31.1	Rule 13a-41(a)/15d-14(a) Certificates

32.1	Section 1350 Certifications

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* Previously filed on May 14, 2008 as exhibits to Form 10-12G.

** Filed Herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tiger Oil and Energy, Inc

/s/ Kenneth B Liebscher	/s/ Howard Bouch
Kenneth B. Liebscher, Director & CEO	Howard Bouch, CFO

Date April 10, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Kenneth Liebscher	April 10, 2013
Kenneth Liebscher,	Date
President, CEO, Director

/s/ Howard Bouch	April 10, 2013	/s/ Ryan Kerr	April 10, 2013
Secretary, Treasurer, CFO Director	Date	Ryan Kerr Director	Date

TIGER OIL AND ENERGY, INC.

(Formerly UTEC, Inc.)

(A Development Stage Company)

AUDIT REPORT OF INDEPENDENT ACCOUNTANTS

AND

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

C O N T E N T S

16

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Tiger Oil and Energy, Inc.

(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Tiger Oil and Energy, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended and for the period from April 30, 2009 (the date the Company reentered the exploration stage) through December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tiger Oil and Energy, Inc. as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended and for the period from April 30, 2009 (the date the Company reentered the exploration stage) through December 31, 2012, in conformity with U.S. generally accepted accounting principles.

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

/s/ Sadler, Gibb & Associates, LLC

Sadler, Gibb & Associates, LLC
Salt Lake City, UT
April 10, 2013

TIGER OIL AND ENERGY, INC.

(An Exploration Stage Company)

Consolidated Balance Sheets

	December 31, 2012	December 31, 2011

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$136	$2,742
Deposit	200	-
Note receivable - related party	-	42,000

Total Current Assets	336	44,742

OTHER ASSETS
Oil and gas properties (full cost method)	-	60,182

TOTAL ASSETS	$336	$104,924

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$12,895	$17,615
Notes payable, related parties	18,640	18,640
Notes payable	91,000	91,000
Derivative liability	3,304	2,983

Total Current Liabilities	125,839	130,238

LONG-TERM LIABILITIES
Asset retirement obligation	48,957	42,367

Total Long-Term Liabilities	48,957	42,367

TOTAL LIABILITIES	174,796	172,605

STOCKHOLDERS’ DEFICIT
Preferred stock - 1,000,000 shares authorized, $0.001 par value; 42,013 issued and outstanding	42	42
Common stock - 74,000,000 shares authorized, $0.001 par value; 42,728,159 and 52,728,159 issued and outstanding, respectively	42,728	52,728
Additional paid-in capital	4,222,139	4,212,139
Deficit accumulated incurred prior to the exploration stage	(524,202)	(524,202)
Deficit accumulated during the exploration stage	(3,915,167)	(3,808,388)

Total Stockholders’ Deficit	(174,460)	(67,681)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$336	$104,924

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIGER OIL AND ENERGY, INC.

(An Exploration Stage Company)

Condensed Consolidated Statements of Operations

			From Inception on
	For the Years Ended		April 30, 2009
	December 31,		through
	2012	2011	December 31, 2012

REVENUES	$-	$-	$-

OPERATING EXPENSES
Accretion expense	6,590	7,828	14,418
Amortization of deferred tax benefit	-	-	170,800
Impairment of assets	65,540	-	1,030,673
Management fees	300	2,491	1,112,724
General and administrative	34,579	56,462	300,636

Total Operating Expenses	107,009	66,781	2,629,251

LOSS FROM OPERATIONS	(107,009)	(66,781)	(2,629,251)

OTHER INCOME (EXPENSE)
Interest expense	(1,721)	(1,560)	(3,642)
Other income	-	-	40,000
Gain on forgiveness of debt	2,272	-	113,946
Gain (loss) on derivative liability	(321)	8,928	(3,304)
Loss on sale of oil and gas leases	-	(11,824)	(11,824)

Total Other Income (Expense)	230	(4,456)	135,176

LOSS BEFORE TAXES	(106,779)	(71,237)	(2,494,075)
Provision for income taxes	-	-	-

NET LOSS FROM CONTINUING OPERATIONS	(106,779)	(71,237)	(2,494,075)
Net income from discontinued operations	-	-	309,650
Loss on disposal of discontinued operations	-	-	(1,730,742)

Loss from Discontinued Operations,
Net of Income Taxes	-	-	(1,421,092)

NET LOSS	$(106,779)	$(71,237)	$(3,915,167)

BASIC AND DILUTED LOSS PER SHARE FROM CONTINUING OPERATIONS	$(0.00)	$(0.00)

BASIC AND DILUTED LOSS PER SHARE FROM DISCONTINUED OPERATIONS	$-	$-

TOTAL BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	47,181,711	52,707,555

The accompanying notes are a integral part of these condensed consolidated financials statements.

TIGER OIL AND ENERGY, INC.

(An Exploration Stage Company)

Consolidated Statements of Stockholders’ Deficit

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

TIGER OIL AND ENERGY, INC.

(An Exploration Stage Company)

Consolidated Statements of Stockholders’ Deficit

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2008	42,013	$42	51,968,159	$51,968	$2,149,515	$(524,202)	$1,677,323

Option expense pursuant to employee option plan	-	-	-	-	401,250	-	401,250

Operational segment sold in exchange for common stock	-	-	(22,500,000)	(22,500)	22,500	-	-

Common stock issued for purchase of subsidiary at $0.01 per share	-	-	4,050,000	4,050	36,450	-	40,500

Common stock issued for cash at $0.05 per share	-	-	600,000	600	29,400	-	30,000

Net loss for the year ended December 31, 2009	-	-	-	-	-	(2,442,684)	(2,442,684)

Balance, December 31, 2009	42,013	42	34,118,159	34,118	2,639,115	(2,966,886)	(293,611)

Common stock issued for services at $0.05 per share in October 2010	-	-	8,000,000	8,000	392,000	-	400,000

Common stock issued in acquisition of Jett Rink subsidiary	-	-	10,000,000	10,000	500,000	-	510,000

Common stock issued for services at $0.16 per share on December 30, 2010	-	-	360,000	360	57,240	-	57,600

Contributed capital	-	-	-	-	579,034	-	579,034

Net loss for the year ended December 31, 2010	-	-	-	-	-	(71,237)	(71,237)

Balance, December 31, 2010	42,013	$42	52,478,159	$52,478	$4,167,389	$(3,038,123)	$1,181,786

The accompanying notes are an integral part of these consolidated financial statements.

TIGER OIL AND ENERGY, INC.

(An Exploration Stage Company)

Consolidated Statements of Stockholders’ Deficit

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2010	42,013	$42	52,478,159	$52,478	$4,167,389	$(4,261,353)	$(41,444)

Common stock issued for purchase oil and gas leases at $0.18 per share	-	-	250,000	250	44,750	-	45,000

Net loss for the year ended December 31, 2011	-	-	-	-	-	(71,237)	(71,237)

Balance, December 31, 2011	42,013	42	52,728,159	52,728	4,212,139	(4,332,590)	(67,681)

Cancellation of shares	-	-	(10,000,000)	(10,000)	10,000	-	-

Net loss for the year ended December 31, 2012	-	-	-	-	-	(106,779)	(106,779)

Balance, December 31, 2012
	42,013	$42	42,728,159	$42,728	$4,222,139	$(4,439,369)	$(174,460)

The accompanying notes are an integral part of these consolidated financial statements.

TIGER OIL AND ENERGY, INC.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

			From Inception on
	For the Years Ended		April 30, 2009
	December 31,		through
	2012	2011	December 31, 2012

OPERATING ACTIVITIES
Net loss	$(106,779)	$(71,237)	$(3,915,167)
Adjustments to Reconcile Net Loss to Net
Cash Used by Operating Activities:
Depreciation, amortization and accretion expense	6,590	7,828	17,947
Impairment of assets	65,540	-	909,431
Change in derivative liability	321	(8,928)	3,304
Employee option grants issued	-	-	46,500
Cancellation of employee stock option shares	-	-	354,750
Impairment of intangible assets	-	-	121,242
Common stock issued for services	-	-	457,600
Gain on settlement of debt	-	-	(111,457)
Deferred tax asset	-	-	170,800
Loss on sale of oil and gas leases	-	11,824	11,824
Changes in operating assets and liabilities:
Prepaid expenses	-	400	-
Deposits	(200)	-	(200)
Accounts receivable	42,000	-	42,000
Related-party payables	-	(664)	299,002
Accounts payable and accrued liabilities	(4,720)	13,512	(27,630)
Accrued salaries	-	-	83,333

Net Cash Provided by (Used in) Continuing Operating Activities	2,752	(47,265)	(1,536,721)
Net Cash Provided by Discontinued Operating Activities	-	-	1,678,016
Net Cash Provided by (Used in) Operating Activities	2,752	(47,265)	141,295

INVESTING ACTIVITIES
Purchase of property and equipment			-
Purchase of oil and gas leases	-	(1,000)	(217,556)
Capitalized exploration and development costs	(5,358)	(4,345)	(9,703)

Net Cash Used in Continuing Investing Activities	(5,358)	(5,345)	(227,259)
Net Cash Used in Discontinued Investing Activities	-	-	-
Net Cash Used in Investing Activities	(5,358)	(5,345)	(227,259)

FINANCING ACTIVITIES
Proceeds from related party payable	35,000	41,000	76,000
Repayments on related-party payables	(35,000)	-	(35,000)
Proceeds from note payable	-	-	15,000
Proceeds from the sale of common stock	-	-	30,000

Net Cash Provided by (Used in) Continuing Financing Activities	-	41,000	86,000
Net Cash Used in Discontinued Financing Activities	-	-	-
Net Cash Provided by (Used in) Financing Activities	-	41,000	86,000

NET INCREASE (DECREASE) IN CASH	$(2,606)	$(11,610)	$36
CASH AT BEGINNING OF PERIOD	2,742	14,352	100

CASH AT END OF PERIOD	$136	$2,742	$136

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIGER OIL AND ENERGY, INC.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

			From Inception on
	For the Nine Months Ended		April 30, 2009
	September 30,		through
	2012	2011	December 31, 2012

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Income taxes	$-	$-	$-
Interest	-	-	-

NON CASH FINANCING ACTIVITIES:
Common stock issued in purchases of subsidiaries	$-	$-	$550,500
Common stock and note issued for oil and gas leases	-	80,000	80,000
Common stock cancelled	-	-	20,500
Contributed capital from forgiveness of debt of a related-party	-	-	579,034
Sale of oil and gas leases to related party for note receivable	-	42,000	42,000
Increase in asset retirement obligations	-	15,933	15,933

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIGER OIL AND ENERGY, INC.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

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

Consolidation

The accompanying consolidated financial statements included all of the accounts of the Company and its wholly-owned subsidiaries, C2R, Inc., a Nevada Corporation, and Jett Rink Oil, LLC, a Kansas Limited Liability Company. All intercompany transactions have been eliminated.

TIGER OIL AND ENERGY, INC.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

December 31, 2012 and 2011

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Impairment of Long-Lived Assets (Continued)

The Company determined that additional oil and gas property rights purchased during the year ended December 31, 2011 were deemed to be fully impaired and written-off during the year ended December 31, 2012. The impairment was deemed necessary by the Company due to the fact that the carrying value of the assets was deemed to be greater than the fair value of the assets. As such, the Company recognized impairment expense of $65,540 for the year ended December 31, 2012. No impairment expense was recognized for the year ended December 31, 2011.

Fair Value of Financial Instruments

The Company follows ASC 825 in accounting for its financial instruments. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amounts of financial assets and liabilities, such as accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at December 31, 2012 and 2011, respectively.

Stock-based Compensation

The Company adopted ASC 718 effective January 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of ASC 718.

Basic and Diluted Loss per Share

Basic and diluted loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There were 133,929 and 100,000 such common stock equivalents outstanding as of December 31, 2012 and 2011 arising from a convertible note payable executed during the year ended December 31, 2010.

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

Oil and Gas Properties

The Company uses the full cost method of accounting for oil and natural gas properties. Under this method, all acquisition, exploration and development costs, including certain payroll, asset retirement costs, other internal costs, and interest incurred for the purpose of finding oil and natural gas reserves, are capitalized. Internal costs that are capitalized are directly attributable to acquisition, exploration and development activities and do not include costs related to production, general corporate overhead or similar activities. Costs associated with production and general corporate activities are expensed in the period incurred. Proceeds from the sale of oil and natural gas properties are applied to reduce the capitalized costs of oil and natural gas properties unless the sale would significantly alter the relationship between capitalized costs and proved reserves, in which case a gain or loss is recognized. During the years ended December 31, 2012 and 2011 the Company recognized net losses on the sales of certain oil and gas properties in the aggregate amounts of $-0- and $11,824, respectively.

TIGER OIL AND ENERGY, INC.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Capitalized costs associated with impaired properties and capitalized costs related to properties having proved reserves, plus the estimated future development costs, and asset retirement costs under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 410 “Asset Retirement and Environmental Obligations,” are amortized using the units-of-production method based on proved reserves. Capitalized costs of oil and natural gas properties, net of accumulated amortization and deferred income taxes, are limited to the total of estimated future net cash flows from proved oil and natural gas reserves, discounted at ten percent, plus the cost of unevaluated properties. Under certain specific conditions, companies could elect to use subsequent prices for determining the estimated future net cash flows. The use of subsequent pricing is no longer allowed. There are many factors, including global events that may influence the production, processing, marketing and price of oil and natural gas. A reduction in the valuation of oil and natural gas properties resulting from declining prices or production could adversely impact depletion rates and capitalized cost limitations. Capitalized costs associated with properties that have not been evaluated through drilling or seismic analysis, including exploration wells in progress at December 31, 2012, are excluded from the units-of-production amortization. Exclusions are adjusted annually based on drilling results and interpretative analysis. As no production has yet occurred on Company-owned properties, the Company recognized no of depletion expense related to oil and gas production for the years ended December 31, 2012 and 2011.

Ceiling Test - In applying the full cost method and in accordance with ASC 932, the Company performs an impairment test (ceiling test) at each reporting date, whereby the carrying value of property and equipment is compared to the value of its proved reserves discounted at a ten percent interest rate of future net revenues, based on current economic and operating conditions, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties. As of December 31, 2012 and 2011, the Company recorded $65,540 and $-0- of impairment expense, respectively, in connection with the full cost ceiling test calculation.

Revenue Recognition - Revenues from the sale of oil and natural gas are recognized when the product is delivered at a fixed or determinable price, title has transferred, and collectability is reasonably assured. For oil sales, this occurs when the customer takes delivery of oil from the operators’ storage tanks.

Impairment of Oil and Gas Properties - The Company reviews oil and gas leases for indicators of impairment on a quarterly basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the review indicates that the carrying amount of the asset may not be recoverable, the potential impairment is measured based on a projected discounted cash flow method using a discount rate that is considered to be commensurate with the risk inherent in the company’s current business model. During the years ended December 31, 2012 and 2011, the Company recorded impairment to oil and gas properties of $65,540 and $-0-, respectively.

Asset Retirement Obligations

The Company records the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized.

TIGER OIL AND ENERGY, INC.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments

The fair value accounting guidance defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” The definition is based on an exit price rather than an entry price, regardless of whether the entity plans to hold or sell the asset. This guidance also establishes a fair value hierarchy to prioritize inputs used in measuring fair value as follows:

●	Level 1: Observable inputs such as quoted prices in active markets;

●	Level 2: Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

●	Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The carrying value of recorded assets and liabilities are considered to approximate their fair value due to their short-term nature. Marketable securities are remeasured at each reporting period based on quoted prices in active markets.

Income Taxes

Income taxes are provided in accordance with FASB Codification Topic 740, Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss-carry forwards.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or the entire deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

The asset and liability approach is used to account for income taxes by recognizing deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized.

Financial Instruments

As of December 31, 2012 and 2011, the Company’s financial instruments consist of cash. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. Because of the short maturity of such assets and liabilities the fair value of the financial instrument approximates its carrying value, unless otherwise noted.

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

December 31, 2012 and 2011

NOTE 2 - GOING CONCERN (CONTINUED)

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

NOTE 4 – OIL AND GAS PROPERTIES

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

On October 20, 2011 the Company sold a 70 percent working interest in certain of its oil and gas leases in Cowley County, Kansas. As consideration for this purchase, the Company received a note receivable in the amount of $42,000. Pursuant to this transaction the Company recorded a 70 percent decrease in its cost basis on these properties, totaling $56,000. The $14,000 difference between the $56,000 decrease in cost basis and the $42,000 consideration received in the sale has been recorded as a loss on sale of oil and gas leases.

TIGER OIL AND ENERGY, INC.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

NOTE 4 – OIL AND GAS PROPERTIES (CONTINUED)

Oil and gas properties are stated at cost. The Company recognized impairment expense totaling $65,540 and $-0- during the years ended December 31, 2012 and 2011, respectively. As of August 31, 2011 and 2010 oil and gas properties consisted of the following:

	August 31, 2012	August 31, 2011

Unproved properties	$65,540	$60,182
Impairment of oil and gas leases	(65,540)	-

Net oil and gas properties	$-	$60,182

NOTE 5 – RELATED PARTY TRANSACTIONS

Related-Party Payables

At December 31, 2012 and 2011, the Company owed $18,640 to related parties. These amounts are unsecured, non-interest bearing, and is due on demand.

Note Receivable – Related Party

During the year ended December 31, 2011 the Company sold a 70 percent working interest (55.55 percent net revenue interest) in certain oil and gas properties to a related party for $42,000. The consideration for the sale was received by the Company in the form of a promissory note. The note is unsecured, non-interest bearing, and due on demand. As of December 31, 2012, the Company had received payment in full.

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

Pursuant to this conversion feature, the Company recognized a discount on convertible debt on the note date. As of December 31, 2012 the Company had amortized the entire debt discount to interest expense, leaving $-0- in unamortized debt discount at December 31, 2012.

NOTE 7 – DERIVATIVE LIABILITY

On September 20, 2010 the Company executed a convertible note payable in the amount of $15,000 which is convertible at the option of the lender into common shares of the Company at the average bid quote for a period of five days prior to conversion. The note has no formal payment terms or due date, other than being due one demand.

The fair value of the conversion option of the convertible note has been recognized as a derivative liability on the date of issuance with all future changes in the fair value of these conversion options being recognized in earnings in the Company’s statement of operations under the caption “Other income (expense) – Gain (loss) on derivative liability” until such time as the note is converted or the conversion feature expires.

The Company uses the Black-Scholes options pricing model to value the derivative liability and subsequent remeasurement. Included in the models are the following assumptions: risk free rate of 0.11 percent, and annual volatility of 104 percent.

TIGER OIL AND ENERGY, INC.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

NOTE 7 – DERIVATIVE LIABILITY (CONTINUED)

ASC 815 requires the Company to assess the fair market value of certain derivatives at each reporting period and recognize any change in the fair market value of the derivatives as gain (loss) on the income statements. At December 31, 2012 the derivative liability was revalued at $3,304, which led to the Company recording a loss on derivative liability in the amount of $321.

NOTE 8 – ASSET RETIREMENT OBLIGATIONS

The total future asset retirement obligation is estimated by management based on the Company’s net working interests in all wells and facilities, estimated costs to reclaim and abandon wells and facilities and the estimated timing of the costs to be incurred in future periods. At December 31, 2012, the Company estimated the undiscounted cash flows related to asset retirement obligation to total approximately $96,500. The fair value of the liability at December 31, 2012 and 2011 was $48,957 and $42,367, respectively, using an average risk free rate of 4.74 percent and an average inflation rate of 2.74 percent. The actual costs to settle the obligation are expected to occur in an average of 18.23 years.

Changes to the asset retirement obligation were as follows:

	December 31, 2012	December 31, 2011

Balance, beginning of year	$42,367	$5,878
Liabilities incurred	-	47,876
Disposal	-	(17,039)
Accretion expense	6,590	5,652
Balance, end of year	$48,957	$42,367

NOTE 9 – STOCKHOLDERS’ DEFICIT

The Company has 1,000,000 preferred shares authorized at a par value of $0.001 and 74,000,000 common shares authorized at par value of $0.001. As of December 31, 2011 the Company has 42,013 shares of preferred stock and 42,728,159 shares of common stock issued and outstanding. The following is a list of the Company’s common stock issuances for the years ended December 31, 2012 and 2011:

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

December 31, 2012 and 2011

NOTE 10 – INCOME TAXES

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

	For the Years Ended
	December 31,
	2012	2011
Current taxes	$(36,305)	$(24,221)
Depreciation and amortization	-	2,662
Loss on sale of assets	-	4,020
Change in derivative liability	(109)	(3,036)
Valuation allowance	36,414	20,574
Total provision for income taxes	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 34 percent to pretax income from continuing operations for the years ended December 31, 2012 and 2011 due to the following:

	December 31,
	2012	2011
Loss carry forwards (expire through 2032)	$937,133	$1,044,234

Total gross deferred tax asset	229,027	265,441
Valuation allowance	(229,027)	(265,441)
Net deferred taxes	$-	$-

At December 31, 2012, the Company had net operating loss carry forwards of approximately $1,402,287 that may be offset against future taxable income through 2032. The Company adopted the provisions of ASC 740 at the beginning of fiscal year 2008. As a result of this adoption, the Company has not made any adjustments to deferred tax assets or liabilities. The Company did not identify any material uncertain tax positions on returns that have been filed or that will be filed. The Company has not had operations resulting in net income and is carrying a large Net Operating Loss as disclosed above. Since it is not thought that this Net Operating Loss will ever produce a tax benefit, even if examined by taxing authorities and disallowed entirely, there would be no effect on the financial statements.

NOTE 11 – SUBSEQUENT EVENTS

On February 25, 2013, the Company issued an unsecured note payable bearing interest at six percent per annum in exchange for $5,000. The note matures on February 25, 2014.

