Form 10-Q
period 2013-06-30
Tiger Oil & Energy, Inc.
filed 2013-08-19
CIK 1386018

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 12, 2013, 2013, the Company had 42,728,159 issued and outstanding shares of its common stock.

TIGER OIL AND ENERGY, INC.

(An Exploration Stage Company)

INDEX

		Page

PART I - FINANCIAL INFORMATION:		2

Item 1.	Financial Statements	F-1

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	4

Item 4.	Controls and Procedures	5

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	6

Item 3.	Defaults Upon Senior Securities

Item 4.	Mine Safety Disclosures

Item 5.	Other Information	6

Item 6.	Exhibits	7

Signatures		8

1

PART I — FINANCIAL INFORMATION

The accompanying interim unaudited financial statements of Tiger Oil and Energy, Inc. (a Nevada corporation) are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company’s most recent annual financial statements for the year ended December 31, 2012 included in a 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on April 10, 2013. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying interim financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying interim financial statements for the six months ended June 30, 2013 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2013.

2

TIGER OIL AND ENERGY, INC.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

June 30, 2013

Page(s)
Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012	F-2

Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2013 and from the Period of April 30, 2009 (Inception) to June 30, 2013	F-3

Consolidated Statements of Stockholders' Deficit from December 31, 2010 to June 30, 2013	F-4

Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and from the Period of April 30, 2009 (Inception) to June 30, 2013	F-5

Notes to the Unaudited Financial Statements	F-6

TIGER OIL AND ENERGY, INC.
(An Exploration Stage Company)
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$475	$136
Deposit	200	200

Total Current Assets	675	336

OTHER ASSETS
Oil and gas properties, net (full cost method)	—	—

TOTAL ASSETS	$675	$336

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$23,732	$12,895
Related-party payables	—	—
Notes payable	87,740	109,640
Derivative liability	—	3,304

Total Current Liabilities	111,472	125,839

LONG-TERM LIABILITIES
Asset retirement obligations	51,143	48,957

Total Long-Term Liabilities	51,143	48,957

TOTAL LIABILITIES	162,615	174,796

STOCKHOLDERS' DEFICIT
Preferred stock - 1,000,000 shares authorized,
$0.001 par value; 42,013 issued and outstanding	42	42
Common stock - 74,000,000 shares authorized,
$0.001 par value; 42,728,159 and 42,728,159
issued and outstanding, respectively	42,728	42,728
Additional paid-in capital	4,259,262	4,222,139
Deficit accumulated incurred prior to the exploration stage	(524,202)	(524,202)
Deficit accumulated during the exploration stage	(3,939,770)	(3,915,167)

Total Stockholders' Deficit	(161,940)	(174,460)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$675	$336

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIGER OIL AND ENERGY, INC.
(An Exploration Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

					From Inception on April 30 2009
	For the Three Months Ended		For the Six Months Ended		through
	June 30,		June 30,		June 30,
	2013	2012	2013	2012	2013

REVENUES	$—	$—	$—	$—	$—

OPERATING EXPENSES
Accretion expense	971	973	2,186	1,925	16,604
Amortization of deferred tax benefit	—	—	—	—	170,800
Impairment of assets	—	—	—	—	1,030,673
Management fees	—	—	—	300	1,112,724
General and administrative	17,499	3,293	23,563	20,893	324,199

Total Operating Expenses	18,470	4,266	25,749	23,118	2,655,000

LOSS FROM OPERATIONS	(18,470)	(4,266)	(25,749)	(23,118)	(2,655,000)

OTHER INCOME (EXPENSE)
Interest expense	(823)	(374)	(1,489)	(643)	(5,131)
Other income	—	—	—	—	40,000
Gain on forgiveness of debt	—	—	—	2,272	113,946
Gain (loss) on derivative liability	3,140	(3,242)	2,635	(1,491)	(669)
Gain on sale of oil and gas leases	—	—		—	(11,824)

Total Other Income (Expense)	2,317	(3,616)	1,146	138	136,322

LOSS BEFORE TAXES	(16,153)	(7,882)	(24,603)	(22,980)	(2,518,678)
Provision for income taxes	—	—	—	—	—

NET LOSS FROM CONTINUING OPERATIONS	(16,153)	(7,882)	(24,603)	(22,980)	(2,518,678)
Net income from discontinued operations	—	—	—	—	309,650
Loss on disposal of discontinued operations	—	—	—	—	(1,730,742)

Loss from Discontinued Operations,
Net of Income Taxes	—	—	—	—	(1,421,092)

NET LOSS	$(16,153)	$(7,882)	$(24,603)	$(22,980)	$(3,939,770)

BASIC AND DILUTED LOSS PER SHARE
FROM CONTINUING OPERATIONS	$(0.00)	$(0.00)	$(0.00)	$(0.00)

BASIC AND DILUTED LOSS PER SHARE
FROM DISCONTINUED OPERATIONS	$—	$—	$—	$—

TOTAL BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	42,728,159	49,980,906	42,728,159	51,354,533

The accompanying notes are a integral part of these condensed consolidated financials statements.

TIGER OIL AND ENERGY, INC.
(Formerly UTEC, Inc.)
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			From Inception on April 30 2009
	For the Six Months Ended		through
	June 30,		June 30 ,
	2013	2012	2013
OPERATING ACTIVITIES
Net loss	$(24,603)	$(22,980)	$(3,939,770)
Adjustments to Reconcile Net Loss to Net
Cash Used by Operating Activities:
Depreciation, amortization and accretion expense	2,186	1,925	20,133
Impairment of assets	—	—	909,431
Change in derivative liability	(2,635)	1,491	669
Employee option grants issued	—	—	46,500
Cancellation of employee stock option shares	—	—	354,750
Impairment of intangible assets	—	—	121,242
Common stock issued for services	—	—	457,600
Gain on settlement of debt	—	—	(111,457)
Deferred tax asset	—	—	170,800
Loss (Gain) on sale of oil and gas leases		—	11,824
Changes in operating assets and liabilities:
Deposits	—	(200)	(200)
Accounts receivable	—	42,000	42,000
Related-party payables	—	—	299,002
Accounts payable and accrued liabilities	12,891	(8,088)	(14,739)
Accrued salaries	—	—	83,333

Net Cash Provided by (Used in) Continuing
Operating Activities	(12,161)	14,148	(1,548,882)
Net Cash Provided by Discontinued Operating Activities	—	—	1,678,016
Net Cash Provided by (Used in) Operating Activities	(12,161)	14,148	129,134

INVESTING ACTIVITIES
Purchase of oil and gas leases	—	—	(217,556)
Capitalized exploration and development costs	—	(1,581)	(9,703)

Net Cash Used in Continuing Investing Activities	—	(1,581)	(227,259)
Net Cash Used in Discontinued Investing Activities	—	—	—
Net Cash Used in Investing Activities	—	(1,581)	(227,259)

FINANCING ACTIVITIES
Proceeds from related party payable	—	20,000	76,000
Repayments on related-party payables	—	(35,000)	(35,000)
Proceeds from note payable	12,500	—	27,500
Proceeds from the sale of common stock	—	—	30,000

Net Cash Provided by (Used in) Continuing
Financing Activities	12,500	(15,000)	98,500
Net Cash Used in Discontinued Financing Activities	—	—	—
Net Cash Provided by (Used in) Financing Activities	12,500	(15,000)	98,500

NET INCREASE (DECREASE) IN CASH	$339	$(2,433)	$375
CASH AT BEGINNING OF PERIOD	136	2,742	100

CASH AT END OF PERIOD	$475	$309	$475

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIGER OIL AND ENERGY, INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			From Inception
			on April 30,
	For the Six Months Ended		2009 through
	June 30,		June 30,
	2013	2012	2013

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Income taxes	$—	$—	$—
Interest	—	—	—

NON CASH FINANCING ACTIVITIES:
Common stock issued in purchases
of subsidiaries	$—	$—	$550,500
Common stock and note issued for oil
and gas leases	—	—	80,000
Common stock cancelled	—	—	20,500
Contributed capital from forgiveness
of debt of a related-party	—	—	579,034
Sale of oil and gas leases to related
party for note receivable	—	—	42,000
Sale of oil and gas leases to related
party in exchange for purchase of debt	37,123	—	37,123
Increase in asset retirement obligations	—	—	15,933

TIGER OIL AND ENERGY, INC.

(An Exploration Stage Company)

Notes to Condensed Consolidated Financial Statements

June 30, 2013 and December 31, 2012

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2013, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2012 audited financial statements. The results of operations for the periods ended June 30, 2013 and 2012 are not necessarily indicative of the operating results for the full year.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and financial instruments which mature within six months of the date of purchase.

Fair Value of Financial Instruments

As at June 30, 2013, the fair value of cash, accounts receivable, accounts payable and notes payable approximate carrying values because of the short-term maturity of these instruments.

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

Capitalized costs associated with impaired properties and capitalized costs related to properties having proved reserves, plus the estimated future development costs, and asset retirement costs under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 410 “Asset Retirement and Environmental Obligations” (FASB ASC 410), are amortized using the unit-of-production method based on proved reserves. Capitalized costs of oil and natural gas properties, net of accumulated amortization and deferred income taxes, are limited to the total of estimated future net cash flows from proved oil and natural gas reserves, discounted at ten percent, plus the cost of unevaluated properties.  Under certain specific conditions, companies could elect to use subsequent prices for determining the estimated future net cash flows. The use of subsequent pricing is no longer allowed. There are many factors, including global events that may influence the production, processing, marketing and price of oil and natural gas. A reduction in the valuation of oil and natural gas properties resulting from declining prices or production could adversely impact depletion rates and capitalized cost limitations. Capitalized costs associated with properties that have not been evaluated through drilling or seismic analysis, including exploration wells in progress at June 30, 2013, are excluded from the unit-of-production amortization. Exclusions are adjusted annually based on drilling results and interpretative analysis.

Sales of oil and natural gas properties are accounted for as adjustments to the net full cost pool with no gain or loss recognized, unless the adjustment would significantly alter the relationship between capitalized costs and proved reserves. If it is determined that the relationship is significantly altered, the corresponding gain or loss will be recognized in the statements of operations.

Costs of oil and gas properties are depleted using the unit-of-production method. For the six months ended June 30, 2013, the Company recognized $-0- of depletion expense related to oil and gas production during the period.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Ceiling Test

In applying the full cost method, the Company performs an impairment test (ceiling test) at each reporting date, whereby the carrying value of property and equipment is compared to the value of its proved reserves discounted at a ten percent interest rate of future net revenues, based on current economic and operating conditions, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties.  During the six months ended June 30, 2013 and the twelve months ended December 31, 2012, the Company had recorded $-0- and $65,540 of impairment expense, respectively, in connection with the full cost ceiling test calculation.

Revenue Recognition

Revenues from the sale of oil and natural gas are recognized when the product is delivered at a fixed or determinable price, title has transferred, and collectability is reasonably assured.  For oil sales, this occurs when the customer takes delivery of oil from the operators’ storage tanks.

Earnings (Loss) per Share

The Company has adopted ASC 260, “Earnings Per Share,” (“EPS”) which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures, and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

Reclassification of Financial Statement Accounts

Certain amounts in the December 31, 2012 financial statements have been reclassified to conform to the presentation in the June 30, 2013 financial statements.

NOTE 4 – NOTES PAYABLE

During the six months ended June 30, 2013 the Company borrowed $12,500 in the form of notes payable. The notes bear interest at 6 percent per annum and are due 12 months from the time of issuance. During the six months ended June 30, 2013 a related party of the Company purchased $35,900 of the Company’s notes payable and $554 of accrued interest. This amount was forgiven on June 1, 2013 in exchange for the Company’s 30% interest in certain oil and gas leases in Cowley County, Kansas (see Note 5). As of June 30, 2013 and December 31, 2013 the total outstanding notes payable balance is $87,240 and 109,640, respectively.

NOTE 5 – OIL AND GAS PROPERTIES

On February 1, 2011, the Company entered into an agreement with a related party to purchase a 100 percent working interest (80 percent net revenue interest) in certain of its oil and gas leases in Cowley County, Kansas.  As consideration for the purchase, the Company issued a non-interest bearing note for $35,000, and 250,000 shares of its common stock valued at the market rate of $0.18 per share.  The total consideration paid for the leases was $80,000.  The property is being accounted for under the full cost method of accounting.

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

On June 1, 2013 the Company sold its 30 percent interest in certain of its oil and gas leases in Cowley County, Kansas to a related party. As consideration for the oil and gas leases a related party forgave $34,400 of the Company’s notes payable and $2,054 of accrued interest that was owed to the related party (see Note 4).

Oil and gas properties are stated at cost. The Company recognized impairment expense totaling $65,540 during the year ended December 31, 2012 and $0 during the six months ended June 30, 2013. As of June 30, 2013 and December 31, 2012 oil and gas properties consisted of the following:

	June 30, 2013	December 31, 2012

Unproved properties	$29,086	$65,540
Impairment of oil and gas leases	(29,086)	(65,540)

Net oil and gas properties	$—	$—

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

Pursuant to this conversion feature, the Company recognized a discount on convertible debt on the note date. As of December 31, 2012 the Company had amortized the entire debt discount to interest expense, leaving $-0- and $-0- in unamortized debt discount at December 31, 2012, and June 30, 2013, respectively.

On June 1, 2013, this note was purchased by a related party and forgiven as part of the related party’s purchase of the oil and gas properties.

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

The Company uses the Black-Scholes options pricing model to value the derivative liability and subsequent re-measurement. Included in the model for the re-measurement are the following assumptions: risk free rate of 0.01-0.02 percent, and annual volatility of 218-235 percent.

ASC 815 requires the Company to assess the fair market value of certain derivatives at each reporting period and recognize any change in the fair market value of the derivatives as gain (loss) on the income statements. The Company recorded a loss on the derivative liability in the amount of $1,491 for the six months ended June 30, 2012. On June 1, 2013 the derivative liability was revalued and written off in connection with the forgiveness of debt in exchange for the certain oil and gas leases of the Company (see Note 5), which led to the Company recording a gain on the derivative liability in the amount of $2,635 for the six months ended June 30, 2013. The Company wrote off the remaining derivative liability in the amount of $699 corresponding to the debt forgiven. At June 30, 2013 and 2012, the derivative liability balance was $-0- and $4,474.

NOTE 8 – STOCKHOLDERS’ DEFICIT

The Company has 1,000,000 preferred shares authorized at a par value of $0.001 and 74,000,000 common shares authorized at par value of $0.001. As of June 30, 2013 and December 31, 2012 the Company has 42,013 shares of preferred stock and 42,728,159 shares of common stock issued and outstanding. The following is a list of the Company’s common stock issuances for the six months ended June 30, 2013 and for the years ended December 31, 2012 and 2011:

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

NOTE 9 – SUBSEQUENT EVENTS

On August 12, 2013 Ryan Kerr resigned from his position as a Director of the Company.

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

On June 1, 2013 the Company sold its interest in 400 acres in southern Kansas.

For the Three Months Ended June 30, 2013 and 2012

Revenues

Revenues from continuing operations for the three month periods ended June 30, 2013 and 2012 were zero. We divested all assets that generated revenue in the second quarter of 2009 as part of the sale of the legacy business. These operations are classified as discontinued in our financial statements.

Operating Expenses

Operating expenses from continuing operations for the three month periods ended June 30, 2013 and 2012 were $18,470 and $4,266, respectively. Additionally, we recognized a gain on derivative liability in the amount of $3,140 during the three months ended June 30, 2013 and interest expense in the amount of $823, compared to a loss on derivative liability of $3,242 and interest expense of $374 during the three months ended June 30, 2012.

Net Loss

During the three months ended June 30, 2013 and 2012 the Company recognized net losses of $16,153 and $7,882, respectively.

For the Six Months Ended June 30, 2013 and 2012

Revenues

Revenues from continuing operations for the six month periods ended June 30, 2013 and 2012 were zero. We divested all assets that generated revenue in the second quarter of 2009 as part of the sale of the legacy business. These operations are classified as discontinued in our financial statements.

Operating Expenses

Operating expenses from continuing operations for the six month periods ended June 30, 2013 and 2012 were $25,749 and $23,118, respectively. Additionally, we recognized a gain on derivative liability in the amount of $2,635 and a gain on forgiveness of debt of $-0-, and interest expense in the amount of $1,489 during the six months ended June 30, 2013, compared to a loss on derivative liability of $1,491, gain on forgiveness of debt of $2,272, and interest expense of $643 during the six months ended June 30, 2012.

Net Loss

During the six months ended June 30, 2013 and 2012 the Company recognized net losses of $24,603 and $22,980, respectively.

Liquidity and Capital Resources

As of June 30, 2013, we had $475 cash on hand. In April 2009, we sold our commercial explosives development, analysis, testing and manufacturing business (“Legacy Business”) in a non-cash transaction to a related party in exchange for stock in the Company totaling 22,500,000 shares. The stock was cancelled in July of 2009.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of June 30, 2013, under the direction of the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended. Based on the evaluation of these controls and procedures required by paragraph (b) of Sec. 240.13a-15 or 240.15d-15 the disclosure controls and procedures have been found to be ineffective.

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

Evaluation of Internal Control Over Financial Reporting

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2013. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. In management’s assessment of the effectiveness of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) as required by Exchange Act Rule 13a-15(c), our management concluded as of the end of the fiscal year covered by this Quarterly Report on Form 10-Q that our internal control over financial reporting has not been effective.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of June 30, 2013:

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

On August 12, 2013, Ryan Kerr submitted his resignation to the Board of Directors.

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

August 12, 2013

/s/ Kenneth B. Liebscher
Kenneth B. Liebscher, Director & CEO

