Form 10-Q
period 2013-09-30
Tiger Oil & Energy, Inc.
filed 2013-11-12
CIK 1386018

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

As of October 15, 2013,, the Company had 42,728,159 issued and outstanding shares of its common stock.

TIGER OIL AND ENERGY, INC.

(An Exploration Stage Company)

1

PART I — FINANCIAL INFORMATION

The accompanying interim unaudited financial statements of Tiger Oil and Energy, Inc. (a Nevada corporation) are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company’s most recent annual financial statements for the year ended December 31, 2012 included in a 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on April 10, 2013. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying interim financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying interim financial statements for the nine months ended September 30, 2013 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2013.

2

TIGER OIL AND ENERGY, INC.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

September 30, 2013

Page(s)
Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012	F-2

Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2013 and from the Period of April 30, 2009 (Inception) to September 30, 2013	F-3

Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and from the Period of April 30, 2009 (Inception) to September 30, 2013	F-4

Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and from the Period of April 30, 2009 (Inception) to September 30, 2013	F-5

Notes to the Unaudited Financial Statements	F-6

TIGER OIL AND ENERGY, INC.
(An Exploration Stage Company)
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,527	$136
Deposit	200	200

Total Current Assets	1,727	336

OTHER ASSETS
Oil and gas properties, net (full cost method)	—	—

TOTAL ASSETS	$1,727	$336

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$9,702	$12,895
Notes payable	107,740	109,640
Derivative liability	—	3,304

Total Current Liabilities	117,442	125,839

LONG-TERM LIABILITIES
Asset retirement obligations	13,877	48,957

Total Long-Term Liabilities	13,877	48,957

TOTAL LIABILITIES	131,319	174,796

STOCKHOLDERS' DEFICIT
Preferred stock - 1,000,000 shares authorized,
$0.001 par value; 42,013 issued and outstanding	42	42
Common stock - 74,000,000 shares authorized,
$0.001 par value; 42,728,159 and 42,728,159
issued and outstanding, respectively	42,728	42,728
Additional paid-in capital	4,264,813	4,222,139
Deficit accumulated incurred prior to the exploration stage	(524,202)	(524,202)
Deficit accumulated during the exploration stage	(3,912,973)	(3,915,167)

Total Stockholders' Deficit	(129,592)	(174,460)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,727	$336

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIGER OIL AND ENERGY, INC.
(An Exploration Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

					From Inception
					on April 30 2009
	For the Three Months Ended		For the Nine Months Ended		through
	September 30,		September 30,		September 30,
	2013	2012	2013	2012	2013

REVENUES	$—	$—	$—	$—	$—

OPERATING EXPENSES
Accretion expense	151	3,709	2,337	5,634	16,755
Amortization of deferred tax benefit	—	—	—	—	170,800
Impairment of assets	—	—	—	—	1,030,673
Management fees	—	2,491	—	300	1,112,724
General and administrative	4,650	7,729	28,213	28,622	328,849

Total Operating Expenses	4,801	13,929	30,550	34,556	2,659,801

LOSS FROM OPERATIONS	(4,801)	(13,929)	(30,550)	(34,556)	(2,659,801)

OTHER INCOME (EXPENSE)
Interest expense	(268)	(492)	(1,757)	(1,135)	(5,399)
Other income	—	—	—	—	40,000
Gain on forgiveness of debt	—	—	—	2,272	113,946
Gain (loss) on derivative liability	—	(1,512)	2,635	(21)	(669)
Gain on sale of oil and gas leases	31,866	—	31,866	—	20,042

Total Other Income (Expense)	31,598	(2,004)	32,744	1,116	167,920

LOSS BEFORE TAXES	26,797	(15,933)	2,194	(33,440)	(2,491,881)
Provision for income taxes	—	—	—	—	—

NET LOSS FROM CONTINUING OPERATIONS	26,797	(15,933)	2,194	(33,440)	(2,491,881)
Net income from discontinued operations	—	—	—	—	309,650
Loss on disposal of discontinued operations	—	—	—	—	(1,730,742)

Loss from Discontinued Operations,
Net of Income Taxes	—	—	—	—	(1,421,092)

NET INCOME (LOSS)	$26,797	$(15,933)	$2,194	$(33,440)	$(3,912,973)

BASIC AND DILUTED INCOME (LOSS) PER
SHARE FROM CONTINUING OPERATIONS	$0.00	$(0.00)	$0.00	$(0.00)

BASIC AND DILUTED INCOME (LOSS) PER
SHARE FROM DISCONTINUED OPERATIONS	$—	$—	$—	$—

TOTAL BASIC AND DILUTED INCOME (LOSS)
PER SHARE	$0.00	$(0.00)	$0.00	$(0.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	42,728,159	42,728,159	42,728,159	48,677,064

The accompanying notes are a integral part of these condensed consolidated financials statements.

TIGER OIL AND ENERGY, INC.
(Formerly UTEC, Inc.)
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			From Inception
			on April 30 2009
	For the Nine Months Ended		through
	September 30,		September 30 ,
	2013	2012	2013
OPERATING ACTIVITIES
Net (loss) income	$2,194	$(33,440)	$(3,912,973)
Adjustments to Reconcile Net Loss to Net
Cash Used by Operating Activities:
Depreciation, amortization and accretion expense	2,337	5,634	20,284
Impairment of assets	—	—	909,431
Change in derivative liability	(2,635)	21	669
Employee option grants issued	—	—	46,500
Cancellation of employee stock option shares	—	—	354,750
Impairment of intangible assets	—	—	121,242
Common stock issued for services	—	—	457,600
Gain on settlement of debt	—	—	(111,457)
Deferred tax asset	—	—	170,800
Gain on sale of oil and gas leases	(31,866)	—	(20,042)
Changes in operating assets and liabilities:
Deposits	—	(200)	(200)
Accounts receivable	—	42,000	42,000
Related-party payables	—	(269)	299,002
Accounts payable and accrued liabilities	(1,139)	(7,505)	(28,769)
Accrued salaries	—	—	83,333

Net Cash Provided by (Used in) Continuing
Operating Activities	(31,109)	6,241	(1,567,830)
Net Cash Provided by Discontinued Operating Activities	—	—	1,678,016
Net Cash Provided by (Used in) Operating Activities	(31,109)	6,241	110,186

INVESTING ACTIVITIES
Purchase of oil and gas leases	—	—	(217,556)
Capitalized exploration and development costs	—	(1,581)	(9,703)

Net Cash Used in Continuing Investing Activities	—	(1,581)	(227,259)
Net Cash Used in Discontinued Investing Activities	—	—	—
Net Cash Used in Investing Activities	—	(1,581)	(227,259)

FINANCING ACTIVITIES
Proceeds from related party payable	—	30,000	76,000
Repayments on related-party payables	—	(35,000)	(35,000)
Proceeds from note payable	32,500	—	47,500
Proceeds from the sale of common stock	—	—	30,000

Net Cash Provided by (Used in) Continuing
Financing Activities	32,500	(5,000)	118,500
Net Cash Used in Discontinued Financing Activities	—	—	—
Net Cash Provided by (Used in) Financing Activities	32,500	(5,000)	118,500

NET INCREASE (DECREASE) IN CASH	$1,391	$(340)	$1,427
CASH AT BEGINNING OF PERIOD	136	2,742	100

CASH AT END OF PERIOD	$1,527	$2,402	$1,527

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIGER OIL AND ENERGY, INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			From Inception
			on April 30,
	For the Nine Months Ended		2009 through
	September 30,		September 30,
	2013	2012	2013

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Income taxes	$—	$—	$—
Interest	—	—	—

NON CASH FINANCING ACTIVITIES:
Common stock issued in purchases
of subsidiaries	$—	$—	$550,500
Common stock and note issued for oil
and gas leases	—	—	80,000
Common stock cancelled	—	—	20,500
Contributed capital from forgiveness
of debt of a related-party	—	—	579,034
Sale of oil and gas leases to related
party for note receivable	—	—	42,000
Sale of oil and gas leases to related
party in exchange for forgiveness of debt	42,674	—	42,674
Increase in asset retirement obligations	—	—	15,933

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIGER OIL AND ENERGY, INC.

(An Exploration Stage Company)

Notes to Condensed Consolidated Financial Statements

September 30, 2013 and December 31, 2012

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2013, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2012 audited financial statements. The results of operations for the periods ended September 30, 2013 and 2012 are not necessarily indicative of the operating results for the full year.

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

Fair Value of Financial Instruments

As at September 30, 2013, the fair value of cash, accounts receivable, accounts payable and notes payable approximate carrying values because of the short-term maturity of these instruments.

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

Capitalized costs associated with impaired properties and capitalized costs related to properties having proved reserves, plus the estimated future development costs, and asset retirement costs under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 410 “Asset Retirement and Environmental Obligations” (FASB ASC 410), are amortized using the unit-of-production method based on proved reserves. Capitalized costs of oil and natural gas properties, net of accumulated amortization and deferred income taxes, are limited to the total of estimated future net cash flows from proved oil and natural gas reserves, discounted at ten percent, plus the cost of unevaluated properties.  Under certain specific conditions, companies could elect to use subsequent prices for determining the estimated future net cash flows. The use of subsequent pricing is no longer allowed. There are many factors, including global events that may influence the production, processing, marketing and price of oil and natural gas. A reduction in the valuation of oil and natural gas properties resulting from declining prices or production could adversely impact depletion rates and capitalized cost limitations. Capitalized costs associated with properties that have not been evaluated through drilling or seismic analysis, including exploration wells in progress at September 30, 2013, are excluded from the unit-of-production amortization. Exclusions are adjusted annually based on drilling results and interpretative analysis.

Sales of oil and natural gas properties are accounted for as adjustments to the net full cost pool with no gain or loss recognized, unless the adjustment would significantly alter the relationship between capitalized costs and proved reserves. If it is determined that the relationship is significantly altered, the corresponding gain or loss will be recognized in the statements of operations.

Costs of oil and gas properties are depleted using the unit-of-production method. For the nine months ended September 30, 2012 and September 30, 2013, the Company recognized $-0- of depletion expense related to oil and gas production during the periods.

Ceiling Test

In applying the full cost method, the Company performs an impairment test (ceiling test) at each reporting date, whereby the carrying value of property and equipment is compared to the value of its proved reserves discounted at a ten percent interest rate of future net revenues, based on current economic and operating conditions, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties.  During the nine months ended September 30, 2013 and the nine months ended September 30, 2012, the Company had recorded $-0- and $-0- of impairment expense, respectively, in connection with the full cost ceiling test calculation.

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

Reclassification of Financial Statement Accounts

Certain amounts in the December 31, 2012 financial statements have been reclassified to conform to the presentation in the September 30, 2013 financial statements.

NOTE 4 – NOTES PAYABLE

During the nine months ended September 30, 2013 the Company borrowed $32,500 in the form of notes payable. The notes bear interest at 6 percent per annum and are due 12 months from the time of issuance. During the nine months ended September 30, 2013 a related party of the Company purchased $34,400 of the Company’s notes payable and $2,054 of accrued interest. This amount was forgiven on June 1, 2013 in exchange for the Company’s 30% interest in certain oil and gas leases in Cowley County, Kansas (see Note 5). As of September 30, 2013 and December 31, 2012 the total outstanding notes payable balance is $107,640 and $109,640, respectively.

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

On April 1, 2011, the Company acquired a 100 percent working interest and an 80 percent net revenue interest in two oil and gas wells located in Ness County, Kansas. The Company acquired interests in two oil wells located on approximately 240 leased acres.  The wells had been shut down in previous years and are not producing as of the date of this report.  The effective date of the purchase and sale was April 1, 2011. The purchase price paid for the acquisition was $1,000 at auction and the properties carry a $2,109 aggregate annual surface lease agreement payment.  The property is being accounted for under the full cost method of accounting. On September 13, 2013 these leases were terminated and the plugging responsibilities were assigned to an unrelated third party. As a result the Company wrote down the asset retirement obligation for these leases which resulted in a gain of $31,866.

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

On June 1, 2013 the Company sold its 30 percent interest in certain of its oil and gas leases in Cowley County, Kansas to a related party. As consideration for the oil and gas leases a related party forgave $34,400 of the Company’s notes payable and $2,054 of accrued interest that was owed to the related party (see Note 4). Pursuant to this purchase the Company wrote down the asset retirement obligation associated with these leases of $5,551 to additional paid in capital.

Oil and gas properties are stated at cost. The Company recognized impairment expense totaling $65,540 during the year ended December 31, 2012 and $-0- during the nine months ended September 30, 2013. As of September 30, 2013 and December 31, 2012 oil and gas properties consisted of the following:

	September 30, 2013	December 31, 2012

Unproved properties	$29,086	$65,540
Impairment of oil and gas leases	(29,086)	(65,540)

Net oil and gas properties	$—	$—

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

Pursuant to this conversion feature, the Company recognized a discount on convertible debt on the note date. As of December 31, 2012 the Company had amortized the entire debt discount to interest expense, leaving $-0- and $-0- in unamortized debt discount at December 31, 2012, and September 30, 2013, respectively.

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

The Company uses the Black-Scholes options pricing model to value the derivative liability and subsequent re-measurement. Included in the model for the re-measurement are the following assumptions: risk free rate of between 0.01 and 0.02 percent, and annual volatility of between 218 and 235 percent.

ASC 815 requires the Company to assess the fair market value of certain derivatives at each reporting period and recognize any change in the fair market value of the derivatives as gain (loss) on the income statements. The Company recorded a loss on the derivative liability in the amount of $1,491 for the six months ended June 30, 2012. On June 1, 2013 the derivative liability was revalued and written off in connection with the forgiveness of debt in exchange for the certain oil and gas leases of the Company (see Note 5), which led to the Company recording a gain on the derivative liability in the amount of $2,635 for the six months ended September 30, 2013. The Company wrote off the remaining derivative liability in the amount of $699 corresponding to the debt forgiven. At September 30, 2013 and December 31, 2012, the derivative liability balance was $-0- and $3,304.

NOTE 8 – STOCKHOLDERS’ DEFICIT

The Company has 1,000,000 preferred shares authorized at a par value of $0.001 and 74,000,000 common shares authorized at par value of $0.001. As of September 30, 2013 and December 31, 2012 the Company has 42,013 shares of preferred stock and 42,728,159 shares of common stock issued and outstanding. The following is a list of the Company’s common stock issuances for the six months ended September 30, 2013 and for the years ended December 31, 2012 and 2011:

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

On September 13, 2013 the Company received written notice from the owner of the two shut-in wells in Ness County KS, that the leases had been cancelled due to non-production. The Company has an asset on the lease consisting of oil tank batteries and infrastructure valued at approximately $0 net, after dismantling and transportation costs. The State of Kansas (KCC) has determined that the responsibility for plugging the Whitley #1 and #2 is the Company’s and the cost for plugging has been estimated to be a total of $32,000.An agreement was reached with DK Operating Inc. (DK) to exchange the surface battery tanks and infrastructure to DK for assumption of the Company’s plugging responsibilities to KCC.

For the Three Months Ended September 30, 2013 and 2012

Revenues

Revenues from continuing operations for the three month periods ended September 30, 2013 and 2012 were zero.

Operating Expenses

Operating expenses from continuing operations for the three month periods ended September 30, 2013 and 2012 were $4,801 and $13,929, respectively. Additionally, we recognized a gain on derivative liability in the amount of $-0- during the three months ended September 30, 2013, interest expense in the amount of $268, and a gain on sale of oil and gas leases in the amount of $31,866 compared to a loss on derivative liability of $1,512, interest expense of $492, and a gain of $-0- on sale of oil and gas leases during the three months ended September 30, 2012.

Net Loss

During the three months ended September 30, 2013 and 2012 the Company recognized net income of $26,797compared to a net loss of $15,933, respectively.

For the Nine Months Ended September 30, 2013 and 2012

Revenues

Revenues from continuing operations for the nine month periods ended September 30, 2013 and 2012 were zero.

Operating Expenses

Operating expenses from continuing operations for the nine month periods ended September 30, 2013 and 2012 were $30,550 and $34,556, respectively. Additionally, we recognized a gain on derivative liability in the amount of $2,635 and a gain on forgiveness of debt of $-0-, and interest expense in the amount of $1,757, and a gain on sale of oil and gas leases in the amount of $31,866 during the nine months ended September 30, 2013, compared to a loss on derivative liability of $21, gain on forgiveness of debt of $2,272, and interest expense of $1,135, and a gain of $-0- on sale of oil and gas leases during the nine months ended September 30, 2012.

Net Loss

During the nine months ended September 30, 2013 and 2012 the Company recognized net income of $2,194 and compared to a net loss of $33,440, respectively.

Liquidity and Capital Resources

As of September 30, 2013, we had $1,527 cash on hand.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of September 30, 2013, under the direction of the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended. Based on the evaluation of these controls and procedures required by paragraph (b) of Sec. 240.13a-15 or 240.15d-15 the disclosure controls and procedures have been found to be ineffective.

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

Evaluation of Internal Control Over Financial Reporting

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2013. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. In management’s assessment of the effectiveness of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) as required by Exchange Act Rule 13a-15(c), our management concluded as of the end of the fiscal year covered by this Quarterly Report on Form 10-Q that our internal control over financial reporting has not been effective.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of September 30, 2013:

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

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

November 11, 2013

/s/ Kenneth B. Liebscher
Kenneth B. Liebscher, Director & CEO

