Form 10-K
period 2013-12-31
Tiger Oil & Energy, Inc.
filed 2014-03-27
CIK 1386018

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Large accelerated filer [_]	Accelerated filer [_]

Non-accelerated filer [_] (Do not check if a smaller reporting company)	Smaller reporting company [X]

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

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of March 27, 2014 the Company had 42,728,159 and 42,728,159 issued and outstanding shares of its common stock and 42,013 of its preferred stock.

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

1

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

The Company operated three marketing units, all under the management of Dr. Fortunato Villamagna, CEO.

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

On October 29, 2010, Tiger Oil and Energy, Inc. (formerly UTEC) closed its Exchange Agreement with Jet Rink Oil, LLC, making Jet Rink Oil a wholly owned subsidiary of TigerOil and Energy.

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

Indemnification of Directors and Officers

Our bylaws contain provisions which require that the company indemnify its officers, directors, employees and agents, in substantially the same language asSection 78.7502 of the Nevada Revised Statutes. Article 12 of the Company’s Articles of Incorporation provides for the Company’s ability to indemnify its officers, directors,employees and agents, subject to the limitations provided in Nevada Revised Statutes 78.7502, for expenses actually and reasonably incurred. No indemnification shall bemade if the proposed party has been adjudged to be liable to the company or where the matter was settled without court approval. Indemnification must be made upon adetermination by a majority of the uninterested Board, and if not available, by the shareholders or by a court of competent jurisdiction.

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

	2013		2012
	High	Low	High	Low
Qtr 1	0.2	0.1	0.15	0.10
Qtr 2	0.2	0.07	0.21	0.1
Qtr 3	0.175	0.51	0.1	0.1
Qtr 4	0.159	0.1	0.12	0.1

We did not make any dividend payments during the fiscal years ended December 31, 2013 or 2012 and have no plans to pay dividends in the foreseeable future. We did not repurchase any shares of our common stock during the fiscal year ended December 31, 2013 or 2012.

Transfer Agent: Empire Stock Transfer Co., 1859 Whitney Mesa Dr., Henderson, NV 89014

The Company did not make any repurchases of its securities during the year ended December 31, 2013.

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

Revenues

Revenues from continuing operations for the year ended December 31, 2013 were $-0. The Company divested all assets that generated revenue in the period ended June 30, 2009 as part of the sale of the legacy business.

Operating Expenses

Operating expenses for the year ended December 31, 2013 and 2012 were $49,782 and 107,009, respectively. The majority of these expenses related to general and administrative expenses totaling $47,290 and $34,579 for the 2013 and 2012 fiscal years, respectively, and $-0- and $65,540 in impairment expense for the years ended December 31,2013 and 2012. The Company also recognized accretion expense of $2,492 and $6,590, and management fees of $-0- and $300, during the years ended December 31, 2013, respectively.

Other Income (Expenses)

During the years ended December 31, 2013 and 2012 the Company recognized interest expense in the amount of $2,664 and $1,721, respectively. The Company also recognized a loss on sale of oil and gas leases totaling $31,866 and $-0- in 2013 and 2012, respectively. Additionally, the Company recognized a gain on derivative liability of $2,635 in 2013 and a loss of $321in 2012. The Company also recognized a gain on forgiveness of debt in the amount of $-0- in the year ended December 31, 2013 and $2,272 in 2012.

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

Net Loss

For the years ended December 31, 2013 and 2012, the Company recognized net losses in the amounts of $17,945 and $106.779, respectively.

Liabilities

The Company’s liabilities primarily consist of current amounts payable or accrued to trade creditors. At December 31, 2013 and 2012 the Company holds a note payable with an outstanding balance of $110,200 and $109,640, respectively. The Company also has a derivative liability balance of $-0- and $3,304 at December 31, 2013, and 2012, respectively.

Liquidity and Capital Resources

As of December 31, 2013, the Company had $269 in current assets, consisting of $69 in cash, and deposits of $200, compared to $336 in current assets at December 31, 2012, which consisted of cash of $136 and deposits of $200. Total liabilities at December 31, 2013, totaled $139,637 compared to $174,796 at December 31, 2012. The current liabilities at December 31, 2013 consisted of accounts payable and accrued expenses of $22,414, notes payable of $110,200. At December 31, 2012 the current liabilities consisted of accounts payable and accrued expenses of $12,895, notes payable of $109,640, and derivative liability of $3,304.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T). Controls and Procedures.

As of December 31, 2013, under the direction of the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended.  Based on the evaluation of these controls and procedures required by paragraph (b) of Sec. 240.13a-15 or 240.15d-15 the disclosure controls and procedures have been found to be ineffective.

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

The Company has not taken any steps at this time to address these weaknesses but will formulate a plan before fiscal year ending December 31, 2014.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The names, ages, and respective positions of the directors, officers, and significant employees of the Company are set forth below.

Name	Position Held with the Company	Age	Date First Elected or Appointed
Kenneth Liebscher	President and Director	71	July 1, 2006 to present
Howard Bouch	Chief Financial Officer and Director Secretary Treasurer	69	January 12, 2007 to present
Ryan Kerr	Director	44	August 6, 2010 to present

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

Ryan Kerr, Director

Mr. Kerr, age 43 currently manages Inland Oil Corp., his family-owned business. Mr. Kerr has over 16 years’ experience in locating, producing, completing and general operations in the oil and gas industry. Mr. Kerr has successfully drilled and completed hundreds of wells throughout the Mid-continent region and is actively involved with development and operations of fields in this region. Mr. Kerr’s extensive experience in oil and gas exploration and production is furthered as an exploration geologist where he has consulted on several water-flood and in fill drilling projects throughout Oklahoma, Kansas, North Dakota, Wyoming, New Mexico, Texas, and California. Currently, Mr. Kerr has been heading drilling programs for several operators in Oklahoma, as well as design and implementation of a Nitrogen gas flood in Wagoner County Oklahoma in the Stone Bluff Field. This project consisted of flooding 1,200+ - acres with the producing interval from the Dutcher Sand zone at a depth of 1250’feet. Production since the start of the nitrogen injection flood has been increased from the formation at a rate of 1 MMCF per day.

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

Item 11. Executive Compensation.

The following charts include compensation and options received by all Officers and Directors of the Company.

Officers and Directors

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards	Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Kenneth Liebscher	2012	0	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0	0
Howard Bouch	2012			0	0	0	0	0	0
	2012	0	0	0	0	0	0	0	0
Bill Herndon	2012	0	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0	0
Ryan Kerr	2012	0	0	0	0	0	0	0	0
	2009	0	0		0	0	0	0	0

OPTIONS

There are no options granted.

For the year ended December 31, 2013 and 2012 share-based compensation expense of $-0- and $-0- was recognized, respectively.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The owners of 5% or more of the Shares, as well as the officers and directors who own Shares as of December 31, 2013, are set forth in the following chart:

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

Item 14. Principal Accounting Fees and Services.

On Nov. 2, 2009, the accounting firm of Sadler, Gibb & Associates, LLC was engaged as the Registrant’s independent registered public account firm.

	2013	2012
Audit Fees	$9,500	$9,500
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$9,500	$9,500

Services rendered by Sadler Gibb & Associates for the year ended December 31, 2013 in connection with fees presented above were as follows:

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

We have reviewed and discussed with management the Company’s audited consolidated financial statements as of and for the year ended December 31, 2013.

Based on the reviews and discussions with the audit group, we have recommended to the Board that the audited consolidated financial statements referred to above be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

Date March 31, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Kenneth Liebscher	March 21, 2014
Kenneth Liebscher,	Date
President, CEO, Director

/s/ Howard Bouch	March 21, 2014
Secretary, Treasurer, CFO Director	Date

TIGER OIL AND ENERGY, INC.
(An Exploration Stage Company)

AUDIT REPORT OF INDEPENDENT ACCOUNTANTS
AND
CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

Page(s)
Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012	F-2

Condensed Consolidated Statements of Operations for the years ended December 31, 2013 and 2012, and from the Period of April 30, 2009 (Inception) to December 31, 2013	F-3

Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012 and from the Period of April 30, 2009 (Inception) to December 3, 2013	F-4

Consolidated Statements of Stockholders Deficit for the Period of April 30, 2009 (Inception) to December 31, 2013	F-5

Notes to the Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Tiger Oil and Energy, Inc.

(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Tiger Oil and Energy, Inc. (“the Company”) as of December 31, 2013 and 2012 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended and from the period from inception on April 30, 2009 through December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tiger Oil and Energy, Inc. as of December 31, 2013 and 2012, and the results of their operations and cash flows for the years then ended and for the period from inception on April 30, 2009 through December 31, 2013, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company will need additional working capital to service its debt and for its planned activities, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in the notes to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

March25, 2014

TIGER OIL AND ENERGY, INC.
(An Exploration Stage Company)
Consolidated Balance Sheets

	December 31,	December 31,
	2013	2012

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$69	$136
Deposit	200	200

Total Current Assets	269	336

TOTAL ASSETS	$269	$336

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$22,414	$12,895
Note payable	110,200	91,000
Note payable - related parties	—	18,640
Derivative liability	—	3,304

Total Current Liabilities	132,614	125,839

LONG-TERM LIABILITIES
Asset retirement obligation	7,023	48,957

Total Long-Term Liabilities	7,023	48,957

TOTAL LIABILITIES	139,637	174,796

STOCKHOLDERS' DEFICIT
Preferred stock - 1,000,000 shares authorized,
$0.001 par value; 42,013 issued and outstanding	42	42
Common stock - 74,000,000 shares authorized,
$0.001 par value; 42,728,159 shares issued
and outstanding	42,728	42,728
Additional paid-in capital	4,275,176	4,222,139
Deficit accumulated incurred prior to the exploration stage	(524,202)	(524,202)
Deficit accumulated during the exploration stage	(3,933,112)	(3,915,167)

Total Stockholders' Deficit	(139,368)	(174,460)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$269	$336

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIGER OIL AND ENERGY, INC.
(An Exploration Stage Company)
Condensed Consolidated Statements of Operations

	For the Years Ended		From Inception on April 30, 2009 through
	December 31,		December 31,
	2013	2012	2013

REVENUES	$—	$—	$—

OPERATING EXPENSES
Accretion expense	2,492	6,590	16,910
Amortization of deferred tax benefit	—	—	170,800
Impairment of assets	—	65,540	1,030,673
Management fees	—	300	1,112,724
General and administrative	47,290	34,579	347,926

Total Operating Expenses	49,782	107,009	2,679,033

LOSS FROM OPERATIONS	(49,782)	(107,009)	(2,679,033)

OTHER INCOME (EXPENSE)
Interest expense	(2,664)	(1,721)	(6,306)
Other income (expense)	—	—	40,000
Gain on forgiveness of debt	—	2,272	113,946
Gain (loss) on derivative liability	2,635	(321)	(669)
Loss on sale of oil and gas leases	31,866	—	20,042

Total Other Income (Expense)	31,837	230	167,013

LOSS BEFORE TAXES	(17,945)	(106,779)	(2,512,020)
Provision for income taxes	—	—	—

NET LOSS FROM CONTINUING OPERATIONS	(17,945)	(106,779)	(2,512,020)
Net income from discontinued operations	—	—	309,650
Loss on disposal of discontinued operations	—	—	(1,730,742)

Loss from Discontinued Operations,
Net of Income Taxes	—	—	(1,421,092)

NET LOSS	$(17,945)	$(106,779)	$(3,933,112)

BASIC AND DILUTED LOSS PER SHARE
FROM CONTINUING OPERATIONS	$(0.00)	$(0.00)

BASIC AND DILUTED LOSS PER SHARE
FROM DISCONTINUED OPERATIONS	$—	$—

TOTAL BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	47,181,711	47,181,711

The accompanying notes are a integral part of these condensed consolidated financials statements.

TIGER OIL AND ENERGY, INC.
(An Exploration Stage Company)
Consolidated Statements of Stockholders' Deficit

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2006	22,013	$22	25,917,159	$25,917	$—	$(33,951)	$(8,012)

Common stock issued for acquisition
at $0.08 per share	—	—	22,500,000	22,500	1,879,439	—	1,901,939

Common shares issued for finders
fee at $0.001 per share	—	—	2,525,000	2,525	—	—	2,525

Preferred shares issued for acquisition
at $0.001 per share	20,000	20	—	—	—	—	20

Common stock issued pursuant to employment
stock grants at $0.06 per share	—	—	1,914,000	1,914	105,487	—	107,401

Common shares issued for intangible assets
at $0.08 per share	—	—	850,000	850	70,750	—	71,600

Common shares issued for services
at $0.45 per share	—	—	50,000	50	22,450	—	22,500

Capital contribution by shareholder	—	—	—	—	38,250	—	38,250

Net loss for the year ended
December 31, 2007	—	—	—	—	—	(285,341)	(285,341)

Balance, December 31, 2007	42,013	42	53,756,159	53,756	2,116,376	(319,292)	1,850,882

Cancelled share issued pursuant to
employee stock grants	—	—	(1,898,000)	(1,898)	(105,485)	—	(107,383)

Common stock issued for cash
at $0.38 per share	—	—	110,000	110	41,874	—	41,984

Option expense pursuant to employee
option plan	—	—	—	—	96,750	—	96,750

Net loss for the year ended
December 31, 2008	—	—	—	—	—	(204,910)	(204,910)

Balance, December 31, 2008	42,013	$42	51,968,159	$51,968	$2,149,515	$(524,202)	$1,677,323

The accompanying notes are an integral part of these consolidated financial statements.

TIGER OIL AND ENERGY, INC.
(An Exploration Stage Company)
Consolidated Statements of Stockholders' Deficit

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2008	42,013	$42	51,968,159	$51,968	$2,149,515	$(524,202)	$1,677,323

Option expense pursuant to employee
option plan	—	—	—	—	401,250	—	401,250

Operational segment sold in exchange
for common stock	—	—	(22,500,000)	(22,500)	22,500	—	—

Common stock issued for purchase
of subsidiary at $0.01 per share	—	—	4,050,000	4,050	36,450	—	40,500

Common stock issued for cash
at $0.05 per share	—	—	600,000	600	29,400	—	30,000

Net loss for the year ended
December 31, 2009	—	—	—	—	—	(2,442,684)	(2,442,684)

Balance, December 31, 2009	42,013	42	34,118,159	34,118	2,639,115	(2,966,886)	(293,611)

Common stock issued for services
at $0.05 per share in October 2010	—	—	8,000,000	8,000	392,000	—	400,000

Common stock issued in acquisition of
Jett Rink subsidiary	—	—	10,000,000	10,000	500,000	—	510,000

Common stock issued for services at
$0.16 pere share on December 30, 2010	—	—	360,000	360	57,240	—	57,600

Contributed capital	—	—	—	—	579,034	—	579,034

Net loss for the year ended
December 31, 2010	—	—	—	—	—	(106,779)	(106,779)

Balance, December 31, 2010	42,013	$42	52,478,159	$52,478	$4,167,389	$(3,073,665)	$1,146,244

The accompanying notes are an integral part of these consolidated financial statements.

TIGER OIL AND ENERGY, INC.
(An Exploration Stage Company)
Consolidated Statements of Stockholders' Deficit

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2010	42,013	$42	52,478,159	$52,478	$4,167,389	$(4,261,353)	$(41,444)

Common stock issued for purchase oil
and gas leases at $0.18 per share	—	—	250,000	250	44,750	—	45,000

Net loss for the year ended
December 31, 2011	—	—	—	—	—	(71,237)	(71,237)

Balance, December 31, 2011	42,013	42	52,728,159	52,728	4,212,139	(4,332,590)	(67,681)

Cancellation of shares	—	—	(10,000,000)	(10,000)	10,000	—	—

Net loss for the year ended
December 31, 2012	—	—	—	—	—	(106,779)	(106,779)

Balance, December 31, 2012	42,013	42	42,728,159	42,728	4,222,139	(4,439,369)	(174,460)

Gain on sale of oil and gas leases to related party	—	—	—	—	42,005	—	42,005

Write off of derivative due to extinguishment of debt	—	—	—	—	669	—	669

Forgiveness of debt	—	—	—	—	3,354	—	3,354

Write off asset retirement obligation	—	—	—	—	7,009	—	7,009

Net loss for the year ended
December 31, 2013	—	—	—	—	—	(17,945)	(17,945)

Balance, December 31, 2013
	42,013	$42	42,728,159	$42,728	$4,275,176	$(4,457,314)	$(139,368)

The accompanying notes are an integral part of these consolidated financial statements.

TIGER OIL AND ENERGY, INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows

			From Inception
			on April 30 2009
	For the Years Ended		through
	December 31,		December 31,
	2013	2012	2013
OPERATING ACTIVITIES
Net loss	$(17,945)	$(106,779)	$(3,933,112)
Adjustments to Reconcile Net Loss to Net
Cash Used by Operating Activities:
Depreciation, amortization and accretion expense	2,492	6,590	20,439
Impairment of assets	—	65,540	909,431
Change in derivative liability	(2,635)	321	669
Employee option grants issued	—	—	46,500
Cancellation of employee stock option shares	—	—	354,750
Impairment of intangible assets	—	—	121,242
Common stock issued for services	—	—	457,600
Gain on settlement of debt	—	—	(111,457)
Deferred tax asset	—	—	170,800
Gain on sale of oil and gas leases	(31,866)	—	(20,042)
Changes in operating assets and liabilities:
Deposits	—	(200)	(200)
Accounts receivable	—	42,000	42,000
Related-party payables	—	—	299,002
Accounts payable and accrued liabilities	12,387	(4,720)	(15,243)
Accrued salaries	—	—	83,333

Net Cash Provided by (Used in) Continuing
Operating Activities	(37,567)	2,752	(1,574,288)
Net Cash Provided by Discontinued Operating Activities	—	—	1,678,016
Net Cash Provided by (Used in) Operating Activities	(37,567)	2,752	103,728

INVESTING ACTIVITIES
Purchase of oil and gas leases	—	—	(217,556)
Capitalized exploration and development costs	—	(5,358)	(9,703)

Net Cash Used in Continuing Investing Activities	—	(5,358)	(227,259)
Net Cash Used in Discontinued Investing Activities	—	—	—
Net Cash Used in Investing Activities	—	(5,358)	(227,259)

FINANCING ACTIVITIES
Proceeds from related party payable	—	35,000	76,000
Repayments on related-party payables	—	(35,000)	(35,000)
Proceeds from notes payable	37,500	—	52,500
Proceeds from the sale of common stock	—	—	30,000

Net Cash Provided by (Used in) Continuing
Financing Activities	37,500	—	123,500
Net Cash Used in Discontinued Financing Activities	—	—	—
Net Cash Provided by (Used in) Financing Activities	37,500	—	123,500

NET INCREASE (DECREASE) IN CASH	$(67)	$(2,606)	$(31)
CASH AT BEGINNING OF PERIOD	136	2,742	100

CASH AT END OF PERIOD	$69	$136	$69

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIGER OIL AND ENERGY, INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows

	For the Years Ended		From Inception on April 30, 2009 through
	December 31,		December 31,
	2103	2012	2013

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Income taxes	$—	$—	$—
Interest	—	—	—

NON CASH FINANCING ACTIVITIES:
Common stock issued in purchases
of subsidiaries	$—	$—	$550,500
Common stock and note issued for oil
and gas leases	—	—	80,000
Common stock cancelled	—	—	20,500
Contributed capital from forgiveness
of debt of a related-party	—	—	579,034
Sale of oil and gas leases to related
party for notes receivable and debt	49,683	—	42,000
Increase in asset retirement obligations	—	—	15,933
Forgiveness of debt from a related party	3,354	—	3,354

TIGER OIL AND ENERGY, INC.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

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

December 31, 2013 and 2012

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

December 31, 2013 and 2012

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

The Company determined that additional oil and gas property rights purchased during the year ended December 31, 2011 were deemed to be fully impaired and written-off during the year ended December 31, 2012. The impairment was deemed necessary by the Company due to the fact that the carrying value of the assets was deemed to be greater than the fair value of the assets. As such, the Company recognized impairment expense of $65,540 for the year ended December 31, 2012. No impairment expense was recognized for the year ended December 31, 2011 or for the year ended December 31, 2013.

Fair Value of Financial Instruments

The Company follows ASC 825 in accounting for its financial instruments.  The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The carrying amounts of financial assets and liabilities, such as accrued expenses, approximate their fair values because of the short maturity of these instruments.  The Company’s notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at December 31, 2013December 31, 2013 and 2012, respectively.

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

December 31, 2013 and 2012

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Basic and Diluted Loss per Share

Basic and diluted loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There were no such common stock equivalents outstanding as of December 31, 2013.

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

Oil and Gas Properties

The Company follows the full cost method of accounting for its oil and natural gas properties, whereby all costs incurred in connection with the acquisition, exploration for and development of petroleum and natural gas reserves are capitalized. Such costs include lease acquisition, geological and geophysical activities, rentals on non-producing leases, drilling, completing and equipping of oil and gas wells and administrative costs directly attributable to those activities and asset retirement costs. Disposition of oil and gas properties are accounted for as a reduction of capitalized costs, with no gain or loss recognized unless such adjustment would significantly alter the relationship between capital costs and proved reserves of oil and gas, in which case the gain or loss is recognized to income. Depletion and depreciation of proved oil and gas properties is calculated on the units-of-production method based upon estimates of proved reserves. Such calculations include the estimated future costs to develop proved reserves. Oil and gas reserves are converted to a common unit of measure based on the energy content of 6,000 cubic feet of gas to one barrel of oil. Costs of un evaluated properties are not included in the costs subject to depletion. These costs are assessed periodically for impairment.

TIGER OIL AND ENERGY, INC.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

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

December 31, 2013 and 2012

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

Sale of Interests in Cowley County Leases to Related Party - On June 1, 2013 the Company sold its 30 percent interest in certain of its oil and gas leases in Cowley County, Kansas to a related party. As consideration for the oil and gas leases a related party forgave $34,400 of the Company’s notes payable and $2,054 of accrued interest that was owed to the related party. Pursuant to this purchase the Company wrote down the asset retirement obligation associated with these leases of $5,551 to additional paid-in capital.

Oil and gas properties are stated at cost. The Company recognized impairment expense totaling $-0- and $65,540 during the years ended December 31, 2013 and 2012, respectively. As of December 31, 2013 and December 31, 2012 oil and gas properties consisted of the following:

	December 31, 2013	December 31, 2012

Unproved properties	$65,540	$65,540
Impairment of oil and gas leases	(65,540)	(65,540)

Net oil and gas properties	$—	$—

TIGER OIL AND ENERGY, INC.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

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

Pursuant to this conversion feature, the Company recognized a discount on convertible debt on the note date. As of December 31, 2012 the Company had amortized the entire debt discount to interest expense, leaving $-0- and $-0- in unamortized debt discount at December 31, 2012 and 2013, respectively.

On June 1, 2013, this note was purchased by a related party and forgiven as part of the related party’s purchase of the oil and gas properties.

NOTE 6 – DERIVATIVE LIABILITY

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

ASC 815 requires the Company to assess the fair market value of certain derivatives at each reporting period and recognize any change in the fair market value of the derivatives as gain (loss) on the income statements. The Company recorded a loss on the derivative liability in the amount of $1,491 for the six months ended June 30, 2012. On June 1, 2013 the derivative liability was revalued and written off in connection with the forgiveness of debt in exchange for the certain oil and gas leases of the Company, which led to the Company recording a gain on the derivative liability in the amount of $2,635 for the six months ended September 30, 2013. The Company wrote off the remaining derivative liability in the amount of $699 corresponding to the debt forgiven. At December 31, 2013 and December 31, 2012, the derivative liability balance was $-0- and $3,304, respectively.

TIGER OIL AND ENERGY, INC.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

NOTE 7 – STOCKHOLDERS’ DEFICIT

The Company has 1,000,000 preferred shares authorized at a par value of $0.001 and 74,000,000 common shares authorized at par value of $0.001.  As of December 31, 2011 the Company has 42,013 shares of preferred stock and 42,728,159 shares of common stock issued and outstanding.  The following is a list of the Company’s common stock issuances for the years ended December 31, 2013 and 2012:

During the year ended December 31, 2013 the Company (1) recorded a gain on sale of assets and wrote off a pro-rata portion of asset retirement obligations in connection with the sale of oil and gas properties to a related party that was recorded to additional paid-in capital of $42,005 and $7,009, respectively, (2) was forgiven of $3,354 of debt owed to a related party that was recorded to additional paid in capital, and (3) recorded a additional paid-in capital of $669 which represented the remaining derivative liability outstanding on convertible notes payable at the time of extinguishment of debt in exchange for the sale of oil and gas properties.

NOTE 8 – INCOME TAXES

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

	For the Years Ended
	December 31,
	2013	2012
Current taxes	$(6,101)	$(36,305)
Change in derivative liability	(896)	(109)
Valuation allowance	6,997	36,414
Total provision for income taxes	$—	$—

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 34% to pretax income from continuing operations for the years ended December 31, 2013December 31, 2013 and 2012 due to the following:

	December 31,
	2013	2012
Loss carry forwards (expire through 2033)	$916,555	$937,133

Total gross deferred tax asset	398,450	229,027
Valuation allowance	(398,450)	(229,027)
Net deferred taxes	$—	$—

At December 31, 2013, the Company had net operating loss carry forwards of approximately $1,299,002 that may be offset against future taxable income through 2033.  The Company adopted the provisions of ASC 740 at the beginning of fiscal year 2008. As a result of this adoption, the Company has not made any adjustments to deferred tax assets or liabilities. The Company did not identify any material uncertain tax positions on returns that have been filed or that will be filed. The Company has not had operations resulting in net income and is carrying a large Net Operating Loss as disclosed above.  Since it is not thought that this Net Operating Loss will ever produce a tax benefit, even if examined by taxing authorities and disallowed entirely, there would be no effect on the financial statements.

TIGER OIL AND ENERGY, INC.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

NOTE 9 – COMMITMENTS AND CONTINGENCIES

On December 8, 2013, the Company has signed an election to participate in the first of three wells with TOTO Energy LLC in Cowley County Kansas. The Company will earn a 30% working interest and a 24.45% net royalty interest in the well. Cost of the first well has increased to $630,000 because of the cold weather for drilling and fracking each well with the Company’s cost of 30% to be $189,000 per well and will be scheduled for early spring.

On December 12, 2013, the Company has secured a commitment from an unrelated party for the $600,000 required to proceed with drilling plans for the Cowley County KS in partnership with TOTO Energy LLC. The Company will earn up to a 30% working interest and a 24.45% net royalty interest in the wells drilled and fracked.

The terms of the agreement call for the Company to receive three tranches of $200,000 each on a callable convertible note wherein the Company borrows the sum at 5% interest for one year and the investor can elect to continue to receive the interest on the note or have the Company issue the investor shares of common stock of the Company at $0.50 per share to retire the debt. The Company has received $400,000 of the $600,000 subsequent to December 31, 2013.

NOTE 10 – SUBSEQUENT EVENTS

On January 6, 2014 the Company repaid $111,000 of notes payable and $2,300 of accrued interest. Also, subsequent to December 31, 2013 the Company received $400,000 in connection with the convertible note financing commitment disclosed in Note 9, the terms of which call for the Company to receive three tranches of $200,000 each on a callable convertible note wherein the Company borrows the sum at 5% interest for one year and the investor can elect to continue to receive the interest on the note or have the Company issue the investor shares of common stock of the Company at $0.50 per share to retire the debt.

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and there are no material subsequent events to report.

