Form 10-Q
period 2014-03-31
Tiger Oil & Energy, Inc.
filed 2014-05-15
CIK 1386018

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 14, 2014, the Company had 42,728,159 issued and outstanding shares of its common stock and 42,013 issued shares of preferred stock.

TIGER OIL AND ENERGY, INC.

(An Exploration Stage Company)

1

PART I — FINANCIAL INFORMATION

The accompanying interim unaudited financial statements of Tiger Oil and Energy, Inc. (a Nevada corporation) are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company’s most recent annual financial statements for the year ended December 31, 2013 included in a 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 27, 2014. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying interim financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying interim financial statements for the three months ended March 31, 2014 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2014.

2

TIGER OIL AND ENERGY, INC.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

March 31, 2014

Page(s)
Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013	F-2

Condensed Consolidated Statements of Operations for the three months ended March 31, 2014 and from the Period of April 30, 2009 (Inception) to March 31, 2014	F-3

Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and from the Period of April 30, 2009 (Inception) to March 31, 2014	F-4

Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and from the Period of April 30, 2009 (Inception) to March 31, 2014	F-5

Notes to the Unaudited Financial Statements	F-6

TIGER OIL AND ENERGY, INC.
(An Exploration Stage Company)
Consolidated Balance Sheets

	March 31,	December 31,
	2014	2013
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$459,539	$69
Deposit	200	200

Total Current Assets	459,739	269

TOTAL ASSETS	$459,739	$269

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$24,877	$22,414
Note payable	200	110,200
Convertible note payable, net of discounts of
$304,658 and $-0-, respectively	295,342	—

Total Current Liabilities	320,419	132,614

LONG-TERM LIABILITIES
Asset retirement obligation	7,181	7,023

Total Long-Term Liabilities	7,181	7,023

TOTAL LIABILITIES	327,600	139,637

STOCKHOLDERS' DEFICIT
Preferred stock - 1,000,000 shares authorized,
$0.001 par value; 42,013 issued and outstanding	42	42
Common stock - 74,000,000 shares authorized,
$0.001 par value; 42,728,159 shares issued
and outstanding	42,728	42,728
Additional paid-in capital	4,675,177	4,275,176
Deficit accumulated incurred prior to the exploration stage	(524,202)	(524,202)
Deficit accumulated during the exploration stage	(4,061,606)	(3,933,112)

Total Stockholders' Deficit	132,139	(139,368)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$459,739	$269

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIGER OIL AND ENERGY, INC.
(An Exploration Stage Company)
Condensed Consolidated Statements of Operations
			From Inception
			on April 30 2009
	For the Three Months Ended		through
	March 31,		March 31,
	2014	2013	2014

REVENUES	$—	$—	$—

OPERATING EXPENSES
Accretion expense	158	1,215	17,068
Amortization of deferred tax benefit	—	—	170,800
Impairment of assets	—	—	1,030,673
Management fees	—	—	1,112,724
General and administrative	28,371	6,064	376,297

Total Operating Expenses	28,529	7,279	2,707,562

LOSS FROM OPERATIONS	(28,529)	(7,279)	(2,707,562)

OTHER INCOME (EXPENSE)
Interest expense	(102,415)	(666)	(108,721)
Other income (expense)	—	—	40,000
Gain on forgiveness of debt	2,450	—	116,396
Gain (loss) on derivative liability	—	(505)	(669)
Loss on sale of oil and gas leases	—	—	20,042

Total Other Income (Expense)	(99,965)	(1,171)	67,048

LOSS BEFORE TAXES	(128,494)	(8,450)	(2,640,514)
Provision for income taxes	—	—	—

NET LOSS FROM CONTINUING OPERATIONS	(128,494)	(8,450)	(2,640,514)
Net income from discontinued operations	—	—	309,650
Loss on disposal of discontinued operations	—	—	(1,730,742)

Loss from Discontinued Operations,
Net of Income Taxes	—	—	(1,421,092)

NET LOSS	$(128,494)	$(8,450)	$(4,061,606)

BASIC AND DILUTED LOSS PER SHARE
FROM CONTINUING OPERATIONS	$(0.00)	$(0.00)

BASIC AND DILUTED LOSS PER SHARE
FROM DISCONTINUED OPERATIONS	$—	$—

TOTAL BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	47,181,711	42,728,159

The accompanying notes are a integral part of these condensed consolidated financials statements.

TIGER OIL AND ENERGY, INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
			From Inception
			on April 30 2009
	For the Three Months Ended		through
	March 31,		March 31,
	2014	2013	2014
OPERATING ACTIVITIES
Net loss	$(128,494)	$(8,450)	$(4,061,606)
Adjustments to Reconcile Net Loss to Net
Cash Used by Operating Activities:
Depreciation, amortization and accretion expense	158	1,215	20,597
Impairment of assets	—	—	909,431
Change in derivative liability	—	505	669
Employee option grants issued	—	—	46,500
Cancellation of employee stock option shares	—	—	354,750
Impairment of intangible assets	—	—	121,242
Common stock issued for services	—	—	457,600
Gain on settlement of debt	—	—	(111,457)
Deferred tax asset	—	—	170,800
Gain on sale of oil and gas leases	—	—	(20,042)
Amortization of debt discounts	95,342	—	95,342
Changes in operating assets and liabilities:
Deposits	—	—	(200)
Accounts receivable	—	—	42,000
Related-party payables	—	—	299,002
Accounts payable and accrued liabilities	2,464	1,403	(12,779)
Accrued salaries	—	—	83,333

Net Cash Provided by (Used in) Continuing
Operating Activities	(30,530)	(5,327)	(1,604,818)
Net Cash Provided by Discontinued Operating Activities	—	—	1,678,016
Net Cash Provided by (Used in) Operating Activities	(30,530)	(5,327)	73,198

INVESTING ACTIVITIES
Purchase of oil and gas leases	—	—	(217,556)
Capitalized exploration and development costs	—	—	(9,703)

Net Cash Used in Continuing Investing Activities	—	—	(227,259)
Net Cash Used in Discontinued Investing Activities	—	—	—
Net Cash Used in Investing Activities	—	—	(227,259)

FINANCING ACTIVITIES
Proceeds from related party payable	—	—	76,000
Repayments on related-party payables	—	—	(35,000)
Proceeds from (repayments on) notes payable	(110,000)	7,500	(57,500)
Proceeds from convertible debt	600,000	—	600,000
Proceeds from the sale of common stock	—	—	30,000

Net Cash Provided by (Used in) Continuing
Financing Activities	490,000	7,500	613,500
Net Cash Used in Discontinued Financing Activities	—	—	—
Net Cash Provided by (Used in) Financing Activities	490,000	7,500	613,500

NET INCREASE (DECREASE) IN CASH	$459,470	$2,173	$459,439
CASH AT BEGINNING OF PERIOD	69	136	100

CASH AT END OF PERIOD	$459,539	$2,309	$459,539

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIGER OIL AND ENERGY, INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			From Inception
			on April 30,
	For the Three Months Ended		2009 through
	March 31,		March 31,
	2014	2013	2014

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Income taxes	$—	$—	$—
Interest	3,300	—	—

NON CASH FINANCING ACTIVITIES:
Common stock issued in purchases
of subsidiaries	$—	$—	$550,500
Common stock and note issued for oil
and gas leases	—	—	80,000
Common stock cancelled	—	—	20,500
Contributed capital from forgiveness
of debt of a related-party	—	—	579,034
Sale of oil and gas leases to related
party for notes receivable and debt	—	—	42,000
Increase in asset retirement obligations	—	—	15,933
Forgiveness of debt from a related party	—	—	3,354
Beneficial conversion on convertible note	400,000	—	400,000

TIGER OIL AND ENERGY, INC.

(An Exploration Stage Company)

Notes to Condensed Consolidated Financial Statements

March 31, 2014 and December 31, 2013

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2014, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2013 audited financial statements. The results of operations for the periods ended March 31, 2014 and 2013 are not necessarily indicative of the operating results for the full year.

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

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

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

TIGER OIL AND ENERGY, INC.

(An Exploration Stage Company)

Notes to Condensed Consolidated Financial Statements

March 31, 2014 and December 31, 2013

(Unaudited)

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Fair Value of Financial Instruments

As at March 31, 2014, the fair value of cash, accounts receivable, accounts payable and notes payable approximate carrying values because of the short-term maturity of these instruments.

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

TIGER OIL AND ENERGY, INC.

(An Exploration Stage Company)

Notes to Condensed Consolidated Financial Statements

March 31, 2014 and December 31, 2013

(Unaudited)

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Costs of oil and gas properties are depleted using the unit-of-production method. For the three months ended March 31, 2014, the Company recognized $-0- of depletion expense related to oil and gas production during the period.

Ceiling Test

In applying the full cost method, the Company performs an impairment test (ceiling test) at each reporting date, whereby the carrying value of property and equipment is compared to the value of its proved reserves discounted at a ten percent interest rate of future net revenues, based on current economic and operating conditions, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties.  During the three months ended March 31, 2014 and the twelve months ended December 31, 2013, the Company had recorded $-0- and $-0- of impairment expense, respectively, in connection with the full cost ceiling test calculation.

Revenue Recognition

Revenues from the sale of oil and natural gas are recognized when the product is delivered at a fixed or determinable price, title has transferred, and collectability is reasonably assured.  For oil sales, this occurs when the customer takes delivery of oil from the operators’ storage tanks.

NOTE 4 - OIL AND GAS PROPERTIES

Oil and gas properties are stated at cost. The Company recognized impairment expense totaling $65,540 during the year ended December 31, 2013. As of March 31, 2014 and December 31, 2013 oil and gas properties consisted of the following:

	March 31, 2014	December 31, 2013

Unproved properties	$65,540	$65,540
Impairment of oil and gas leases	(65,540)	(65,540)

Net oil and gas properties	$—	$—

TIGER OIL AND ENERGY, INC.

(An Exploration Stage Company)

Notes to Condensed Consolidated Financial Statements

March 31, 2014 and December 31, 2013

(Unaudited)

NOTE 5 - CONVERTIBLE NOTES PAYABLE

On January 3, 2014, the Company received $600 ,000 in connection with the convertible note financing commitment disclosed in Note 7, the terms of which call for the Company to receive three tranches of $200,000 each on a callable convertible note wherein the Company borrows the sum at 5% interest for one year and the investor can elect to continue to receive the interest on the note or have the Company issue the investor shares of common stock of the Company at $0.50 per share to retire the debt.

The Company analyzed the convertible debts under ASC 470-20 and determined that a beneficial conversion feature existed at note execution. The intrinsic value of the beneficial conversion feature was determined to be $400,000 and was recorded as additional paid-in capital with an offset to debt discounts. During the year ended December 31, 2013, $95,342 of the debt discount was amortized to interest expense, leaving an ending balance of debt discounts of $304,658. No beneficial conversion feature was calculated to be present upon execution with respect to the $200,000 tranche of funds received.

NOTE 6 - STOCKHOLDERS’ DEFICIT

The Company has 1,000,000 preferred shares authorized at a par value of $0.001 and 74,000,000 common shares authorized at par value of $0.001. As of March 31, 2014 and December 31, 2013 the Company has 42,013 shares of preferred stock and 42,728,159 shares of common stock issued and outstanding. The following is a list of the Company’s common stock issuances for the three months ended March 31, 2014 and for the years ended December 31, 2013 and 2012:

On June 12, 2012, the Company cancelled 10,000,000 shares of common stock held by a corporate officer, due to his resignation from his position with the Company.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

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

On December 12, 2013, the Company secured a commitment from an unrelated party for the $600,000 required to proceed with drilling plans for the Cowley County KS in partnership with TOTO Energy, LLC. The Company will earn up to a 30% working interest and a 24.45% net royalty interest in the wells drilled and fracked.

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

TIGER OIL AND ENERGY, INC.

(An Exploration Stage Company)

Notes to Condensed Consolidated Financial Statements

March 31, 2014 and December 31, 2013

(Unaudited)

NOTE 8 - SUBSEQUENT EVENTS

On April 1, 2014, the Company made its first payments to TOTO Energy, LLC to commence operations in the aforementioned development. The payment consisted of $24,000 for the land lease, and $189,000 for estimated costs of operations, comprising their 30% working interest in the development.

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and there are no other material subsequent events to report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This 10Q contains certain forward-looking statements and our future operating results could differ materially from those discussed herein. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to announce publicly the results of any revisions of the forward -looking statements contained herein to reflect future events or developments.

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

Corporate Overview

Unless otherwise indicated, in this 10Q, references to “we,” “our,” “us,” the “Company,” “TGRO” refer to Tiger Oil and Energy, Inc., a Nevada corporation (formerly UTEC, Inc.). Future plans include the exploration, development and production of oil and gas in the United States. Our current focus is to secure financing to increase our holdings and develop our current oil and gas assets over the next twelve months.

The Company through its acquisition of Jett Rink LLC owns interests in two oil and gas wells for approximately 50 acres located in Creek County, State of Oklahoma, together with any personal property and lease equipment located thereon. These two wells are shut-in and produce no revenue.

On April 9, 2014 we elected to partner with TOTO Energy LLC and drill our first well on the Cowley County leases. The Company paid $24,000 for a 30% WI in the Stalnaker lease and agreed to spend $189,000 for our share of drilling costs of the Stalnaker 17-1 well. (paid).

On June 1, 2013 the Company sold its 30% interest in three oil leases in Cowley County, KS valued at approximately $35,000 to a related party in consideration of the retirement of debt of $36,454.

On August 9, 2013 Ryan Kerr submitted his resignation to the Board of Directors with no disagreements with the Company.

On September 13, 2013 we received written notice from Brent Whitley, owner of the Whitley #1 and Whitley #2 oil leases advising us that the lease held by the Company was being terminated for non-production. Whereas the Company had an asset on the lease consisting of oil tank batteries and infrastructure valued at approximately $32,000 net, after transportation costs; and whereas The State of Kansas (KCC) had determined that the responsibility for plugging the Whitley #1 and #2 is the Company’s and the cost for plugging has been estimated to be a total of $32,000; then the Board of Directors believed that it was in the best interest of the Corporation to transfer the Company’s interest in the Whitley #1 and Whitley #2 surface battery tanks and infrastructure to DK Operating Inc. for $32,000 in full satisfaction of the Company’s plugging responsibilities to KCC.

On December 8, 2013 we purchased a 30% Working Interest (WI) in three leases in Cowley County KS from a related party and agreed to participate in the drilling of up to three wells with TOTO Energy LLC. of Spring TX which owns 70% of the said leases.

On December 12, 2013 The Company enter into a Callable Convertible Note agreement with an unrelated lender wherein the Company borrows the sum of $600,000 and promises to pay the sum of $600,000.00, on December 12, 2014 (the “Maturity Date”), and to pay interest on the unpaid principal balance hereof at the rate of five percent (5%) (the “Interest Rate”) per annum from December 12, 2013 (the “Issue Date”) until the same becomes due and payable. The Holder shall have the right from time to time, and at any time on or prior to the Maturity Date to convert all or any part of the outstanding and unpaid principal amount of this Note into fully paid and non-assessable shares of Common Stock, as such Common Stock exists on the Issue Date, or any shares of capital stock or other securities of the Borrower into which such Common Stock shall hereafter be changed or reclassified at the conversion price (the “Conversion Price”). The Conversion Price shall be at a price of $0.50 per share in each Tranche.

On April 9, 2014 we elected to partner with TOTO Energy LLC and drill our first well on the Cowley County leases. The Company holds a 30% WI in the Stalnaker lease and agreed to spend $189,000 for our share of drilling costs of the Stalnaker 17-1 well. (paid).

On May 10, 2014 we elected to partner with TOTO Energy LLC and drill our second well on the Cowley County leases. The Company holds a 30% WI in the DeFore lease and agreed to spend $189,000 for our share of drilling costs of the DeFore 19-1 well. (paid).

Our current focus is to secure financing to increase our holdings and develop our current oil and gas assets over the next twelve months.

Revenues

Revenues from continuing operations for the three months ended March 31, 2014 were $-0.

Operating Expenses

Operating expenses for the three months ended March 31, 2014 and 2013 were $28,529 and $7,279, respectively. The majority of these expenses related to general and administrative expenses totaling $28,371 and $6,064 for the three months ended March 31, 2014 and 2013, respectively. The Company also recognized accretion expense of $158 and $1,215 during the three months ended March 31, 2014 and 2013, respectively.

Other Income (Expenses)

During the three months ended March 31, 2014 and 2013 the Company recognized interest expense in the amount of $102,415 and $666, respectively. The Company also recognized a gain on forgiveness of debt in the amount of $2,450 and $-0- in the three months ended March 31, 2014 and 2013, respectively. Additionally, the Company recognized a loss on derivative liability of $-0- and $505 in three months ended March 31, 2014 and 2013, respectively.

Net Loss

For the three months ended March 31, 2014 and 2013, the Company recognized net losses in the amounts of $128,494 and $8,450, respectively.

Liabilities

The Company’s liabilities primarily consist of current amounts payable or accrued to trade creditors. At March 31, 2014 and 2013 the Company holds a note payable with an outstanding balance of $24,877 and $22,414, respectively. The Company also has a convertible note payable with a net balance of $295,342 and $-0- at March 31, 2014, and 2013, respectively. Additionally, the Company has a long-term asset retirement obligation with a balance of $7,181 and $7,023 at March 31, 2014 and 2013, respectively.

Liquidity and Capital Resources

As of March 31, 2014, the Company had $459,739 in current assets, consisting of $459,539 in cash, and deposits of $200, compared to $269 in current assets at December 31, 2013, which consisted of cash of $69 and deposits of $200. Total liabilities at March 31, 2014, totaled $327,600 compared to $139,637 at December 31, 2013. At March 31, 2014 the Company had a current ratio of 1.43.

The Company estimates that it will require $400,000 to accomplish its short-term goal of bringing shut-in wells back into production and the company's sole source of liquidity to this point has been through the sale of common stock. Such funding that is required to maintain liquidity will come in the form of equity sales of common stock.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of March 31, 2014 under the direction of the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended. Based on the evaluation of these controls and procedures required by paragraph (b) of Sec. 240.13a-15 or 240.15d-15 the disclosure controls and procedures have been found to be ineffective.

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

Evaluation of Internal Control Over Financial Reporting

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2014. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. In management’s assessment of the effectiveness of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) as required by Exchange Act Rule 13a-15(c), our management concluded as of the end of the fiscal year covered by this Quarterly Report on Form 10-Q that our internal control over financial reporting has not been effective.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of March 31, 2014:

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

CHANGES IN INTERNAL CONTROLS

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

PART II - Other Information

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

Item 5. Other Information

On May 26, 2010 the Board of Directors elected Kenneth B. Liebscher as President/CEO and Howard Bouch as Secretary/CFO.

On August 6, 2010 the Board of Directors appointed Ryan Kerr to serve on the Board of Directors of the Company.

On August 12, 2013, Ryan Kerr submitted his resignation to the Board of Directors.

On January 1, 2014 the Board of Directors agreed to compensate its two directors at $1,000 per month each.

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

May 14, 2014

/s/ Kenneth B. Liebscher
Kenneth B. Liebscher, Director & CEO

