Form 10-Q
period 2014-06-30
Tiger Oil & Energy, Inc.
filed 2014-08-14
CIK 1386018

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 4, 2014, the Company had 42,728,159 issued and outstanding shares of its common stock and 42,013 issued shares of preferred stock.

TIGER OIL AND ENERGY, INC.

(An Exploration Stage Company)

1

PART I — FINANCIAL INFORMATION

The accompanying interim unaudited consolidated financial statements of Tiger Oil and Energy, Inc. (a Nevada corporation) are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company’s most recent annual consolidated financial statements for the year ended December 31, 2013 included in a Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 27, 2014. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying interim consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying interim financial statements for the six months ended June 30, 2014 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2014.

2

TIGER OIL AND ENERGY, INC.

(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014 and December 31, 2013

Page(s)
Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013	F-2

Condensed Consolidated Statements of Operations for the six months ended June 30, 2014 and from the Period of April 30, 2009 (Inception) to June 30, 2014	F-3

Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and from the Period of April 30, 2009 (Inception) to June 30, 2014	F-4

Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and from the Period of April 30, 2009 (Inception) to June 30, 2014	F-5

Notes to the Unaudited Financial Statements	F-6

TIGER OIL AND ENERGY, INC.
(An Exploration Stage Company)
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$30,869	$69
Deposit	200	200

Total Current Assets	31,069	269

OTHER ASSETS
Oil and gas properties, net (full cost method)	402,000	—

TOTAL ASSETS	$433,069	$269

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$26,568	$22,414
Notes payable	200	110,200
Convertible note payable, net of discounts of
$204,932 and $-0-, respectively	395,068	—

Total Current Liabilities	421,836	132,614

LONG-TERM LIABILITIES
Asset retirement obligation	7,343	7,023

Total Long-Term Liabilities	7,343	7,023

TOTAL LIABILITIES	429,179	139,637

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock - 1,000,000 shares authorized,
$0.001 par value; 42,013 issued and outstanding	42	42
Common stock - 74,000,000 shares authorized,
$0.001 par value; 42,728,159 issued and outstanding	42,728	42,728
Additional paid-in capital	4,675,177	4,275,176
Deficit accumulated incurred prior to the exploration stage	(524,202)	(524,202)
Deficit accumulated during the exploration stage	(4,189,855)	(3,933,112)

Total Stockholders' Equity (Deficit)	3,890	(139,368)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$433,069	$269

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIGER OIL AND ENERGY, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended		From Inception on April 30, 2009 through
	June 30,		June 30,		June 30,
	2014	2013	2014	2013	2014

REVENUES	$—	$—	$—	$—	$—

OPERATING EXPENSES
Accretion expense	162	971	320	2,186	17,230
Amortization of deferred tax benefit	—	—	—	—	170,800
Impairment of assets	—	—	—	—	1,030,673
Management fees	—	—	—	—	1,112,724
General and administrative	20,882	17,499	49,253	23,563	397,179

Total Operating Expenses	21,044	18,470	49,573	25,749	2,728,606

LOSS FROM OPERATIONS	(21,044)	(18,470)	(49,573)	(25,749)	(2,728,606)

OTHER INCOME (EXPENSE)
Interest expense	(107,205)	(823)	(209,620)	(1,489)	(215,926)
Other income	—	—	—	—	40,000
Gain on forgiveness of debt	—	—	2,450	—	116,396
Gain (loss) on derivative liability	—	3,140	—	2,635	(669)
Gain on sale of oil and gas leases	—	—	—	—	20,042

Total Other Income (Expense)	(107,205)	2,317	(207,170)	1,146	(40,157)

LOSS BEFORE TAXES	(128,249)	(16,153)	(256,743)	(24,603)	(2,768,763)
Provision for income taxes	—	—	—	—	—

NET LOSS FROM CONTINUING OPERATIONS	(128,249)	(16,153)	(256,743)	(24,603)	(2,768,763)
Net income from discontinued operations	—	—	—	—	309,650
Loss on disposal of discontinued operations	—	—	—	—	(1,730,742)

Loss from Discontinued Operations,
Net of Income Taxes	—	—	—	—	(1,421,092)

NET LOSS	$(128,249)	$(16,153)	$(256,743)	$(24,603)	$(4,189,855)

BASIC AND DILUTED LOSS PER SHARE
FROM CONTINUING OPERATIONS	$(0.00)	$(0.00)	$(0.01)	$(0.00)

BASIC AND DILUTED LOSS PER SHARE
FROM DISCONTINUED OPERATIONS	$—	$—	$—	$—

TOTAL BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	42,728,159	42,728,159	42,728,159	42,728,159

The accompanying notes are a integral part of these condensed consolidated financials statements.

TIGER OIL AND ENERGY, INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			From Inception
			on April 30 2009
	For the Six Months Ended		through
	June 30,		June 30 ,
	2014	2013	2014
OPERATING ACTIVITIES
Net loss	$(256,743)	$(24,603)	$(4,189,855)
Adjustments to Reconcile Net Loss to Net
Cash Used by Operating Activities:
Depreciation, amortization and accretion expense	320	2,186	20,759
Amortization of debt discount	195,068	—	195,068
Impairment of assets	—	—	909,431
Change in derivative liability	—	(2,635)	669
Employee option grants issued	—	—	46,500
Cancellation of employee stock option shares	—	—	354,750
Impairment of intangible assets	—	—	121,242
Common stock issued for services	—	—	457,600
Gain on settlement of debt	—	—	(111,457)
Deferred tax asset	—	—	170,800
Loss (Gain) on sale of oil and gas leases	—	—	(20,042)
Changes in operating assets and liabilities:
Deposits	—	—	(200)
Accounts receivable	—	—	42,000
Related-party payables	—	—	299,002
Accounts payable and accrued liabilities	4,155	12,891	(11,088)
Accrued salaries	—	—	83,333

Net Cash Provided by (Used in) Continuing
Operating Activities	(57,200)	(12,161)	(1,631,488)
Net Cash Provided by Discontinued Operating Activities	—	—	1,678,016
Net Cash Provided by (Used in) Operating Activities	(57,200)	(12,161)	46,528

INVESTING ACTIVITIES
Purchase of oil and gas leases	(402,000)	—	(619,556)
Capitalized exploration and development costs	—	—	(9,703)

Net Cash Used in Continuing Investing Activities	(402,000)	—	(629,259)
Net Cash Used in Discontinued Investing Activities	—	—	—
Net Cash Used in Investing Activities	(402,000)	—	(629,259)

FINANCING ACTIVITIES
Proceeds from related party payable	—	—	76,000
Repayments on related-party payables	—	—	(35,000)
Proceeds from note payable	—	12,500	52,500
Repayments on note payable	(110,000)	—	(110,000)
Proceeds from convertible debt	600,000	—	600,000
Proceeds from the sale of common stock	—	—	30,000

Net Cash Provided by (Used in) Continuing
Financing Activities	490,000	12,500	613,500
Net Cash Used in Discontinued Financing Activities	—	—	—
Net Cash Provided by (Used in) Financing Activities	490,000	12,500	613,500

NET INCREASE (DECREASE) IN CASH	$30,800	$339	$30,769
CASH AT BEGINNING OF PERIOD	69	136	100

CASH AT END OF PERIOD	$30,869	$475	$30,869

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIGER OIL AND ENERGY, INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			From Inception
			on April 30,
	For the Six Months Ended		2009 through
	June 30,		June 30,
	2014	2013	2014

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Income taxes	$—	$—	$—
Interest	—	—	—

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued in purchases
of subsidiaries	$—	$—	$550,500
Common stock and note issued for oil
and gas leases	—	—	80,000
Common stock cancelled	—	—	20,500
Contributed capital from forgiveness
of debt of a related-party	—	—	579,034
Sale of oil and gas leases to related
party for note receivable	—	—	42,000
Sale of oil and gas leases to related
party in exchange for forgiveness of debt	—	37,123	37,123
Increase in asset retirement obligations	—	—	15,933
Forgiveness of debt from a related party	—	—	3,354
Beneficial conversion on convertible note	400,000	—	400,000

TIGER OIL AND ENERGY, INC.

(An Exploration Stage Company)

Notes to Condensed Consolidated Financial Statements

June 30, 2014 and December 31, 2013

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2014, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2013 audited financial statements. The results of operations for the periods ended June 30, 2014 and 2013 are not necessarily indicative of the operating results for the full year.

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

June 30, 2014 and December 31, 2013

(Unaudited)

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

Capitalized costs associated with impaired properties and capitalized costs related to properties having proved reserves, plus the estimated future development costs, and asset retirement costs under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 410 “Asset Retirement and Environmental Obligations” (FASB ASC 410), are amortized using the unit-of-production method based on proved reserves. Capitalized costs of oil and natural gas properties, net of accumulated amortization and deferred income taxes, are limited to the total of estimated future net cash flows from proved oil and natural gas reserves, discounted at ten percent, plus the cost of unevaluated properties.  Under certain specific conditions, companies could elect to use subsequent prices for determining the estimated future net cash flows. The use of subsequent pricing is no longer allowed. There are many factors, including global events that may influence the production, processing, marketing and price of oil and natural gas. A reduction in the valuation of oil and natural gas properties resulting from declining prices or production could adversely impact depletion rates and capitalized cost limitations. Capitalized costs associated with properties that have not been evaluated through drilling or seismic analysis, including exploration wells in progress at June 30, 2014, are excluded from the unit-of-production amortization. Exclusions are adjusted annually based on drilling results and interpretative analysis.

TIGER OIL AND ENERGY, INC.

(An Exploration Stage Company)

Notes to Condensed Consolidated Financial Statements

June 30, 2014 and December 31, 2013

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

Costs of oil and gas properties are depleted using the unit-of-production method. For the six months ended June 30, 2014, the Company recognized $-0- of depletion expense related to oil and gas production during the period.

Ceiling Test

In applying the full cost method, the Company performs an impairment test (ceiling test) at each reporting date, whereby the carrying value of property and equipment is compared to the value of its proved reserves discounted at a ten percent interest rate of future net revenues, based on current economic and operating conditions, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties.  During the six months ended June 30, 2014 and the twelve months ended December 31, 2013, the Company had recorded $-0- of impairment expense in connection with the full cost ceiling test calculation.

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

Reclassification of Financial Statement Accounts

Certain amounts in the December 31, 2013 financial statements have been reclassified to conform to the presentation in the June 30, 2014 financial statements.

TIGER OIL AND ENERGY, INC.

(An Exploration Stage Company)

Notes to Condensed Consolidated Financial Statements

June 30, 2014 and December 31, 2013

(Unaudited)

NOTE 4 – OIL AND GAS PROPERTIES

On April 3, 2014, the Company signed an election to participate in the first of three wells with Toto Energy, LLC in Cowley County, Kansas. The Company will earn a 30 percent working interest and a 24.45 percent net royalty interest in the well. As of June 30, 2014, the Company has capitalized $213,000 of cash payments made to commence operations development of the well.

On May 10, 2014, the Company signed an election to participate in the second of three wells with Toto Energy, LLC in Cowley County, Kansas. The Company will earn a 30 percent working interest and a 24.45 percent net royalty interest in the well. As of June 30, 2014, the Company has capitalized $189,000 of cash payments made to commence operations development of the well.

Oil and gas properties are stated at cost. The Company recognized impairment expense totaling $65,540 during the year ended December 31, 2013. As of June 30, 2014 and December 31, 2013, oil and gas properties, net consisted of the following:

	June 30, 2014	December 31, 2013

Unproved properties	$467,540	$65,540
Impairment of oil and gas leases	(65,540)	(65,540)

Oil and gas properties, net	$402,000	$—

NOTE 5 – CONVERTIBLE NOTES PAYABLE

On January 3, 2014, the Company received $600,000 in connection with a convertible note financing commitment, the terms of which call for the Company to receive three tranches of $200,000 each on a callable convertible note wherein the Company borrows the sum at five percent interest for one year and the investor can elect to continue to receive the interest on the note or have the Company issue the investor shares of common stock of the Company at $0.50 per share to retire the debt.

The Company analyzed the convertible debts under ASC 470-20 and determined that a beneficial conversion feature existed at execution. The intrinsic value of the beneficial conversion feature was determined to be $400,000 and was recorded as additional paid-in capital with an offset to debt discounts. During the six months ended June 30, 2013, $195,068 of the debt discount was amortized to interest expense, leaving an ending balance of $204,932.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and there are no other material subsequent events to report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Form 10-Q contains certain forward-looking statements and our future operating results could differ materially from those discussed herein. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to announce publicly the results of any revisions of the forward -looking statements contained herein to reflect future events or developments.

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

Corporate Overview

Unless otherwise indicated, in this 10-Q, references to “we,” “our,” “us,” the “Company,” “TGRO” refer to Tiger Oil and Energy, Inc., a Nevada corporation (formerly UTEC, Inc.). Future plans include the exploration, development and production of oil and gas in the United States. Our current focus is to secure financing to increase our holdings and develop our current oil and gas assets over the next twelve months.

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

On December 8, 2013 we purchased a 30% Working Interest (WI) in three leases in Cowley County, KS from a related party and agreed to participate in the drilling of up to three wells with TOTO Energy LLC. of Spring, TX which owns 70% of the said leases.

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

Results of Operations – Three Months Ended June 30, 2014 and 2013

Revenues

Revenues from continuing operations for the three months ended June 30, 2014 and 2013 were $-0-.

Operating Expenses

Operating expenses for the three months ended June 30, 2014 and 2013 were $21,044 and $18,470, respectively. The majority of these expenses related to general and administrative expenses totaling $20,882 and $17,499 for the three months ended June 30, 2014 and 2013, respectively. The Company also recognized accretion expense of $162 and $971 during the three months ended June 30, 2014 and 2013, respectively.

Other Income (Expenses)

During the three months ended June 30, 2014 and 2013 the Company recognized interest expense in the amount of $107,205 and $823, respectively. Additionally, the Company recognized a gain on derivative liability of $-0- and $3,140 in three months ended June 30, 2014 and 2013, respectively.

Net Loss

For the three months ended June 30, 2014 and 2013, the Company recognized net losses in the amounts of $128,249 and $16,153, respectively.

Results of Operations – Six Months Ended June 30, 2014 and 2013

Revenues

Revenues from continuing operations for the six months ended June 30, 2014 and 2013 were $-0-.

Operating Expenses

Operating expenses for the six months ended June 30, 2014 and 2013 were $49,573 and 25,749, respectively. The majority of these expenses related to general and administrative expenses totaling $49,253 and $23,563 for the six months ended June 30, 2014 and 2013, respectively. The Company also recognized accretion expense of $320 and $2,186 during the six months ended June 30, 2014 and 2013, respectively.

Other Income (Expenses)

During the six months ended June 30, 2014 and 2013 the Company recognized interest expense in the amount of $209,620 and $1,489, respectively. The Company also recognized a gain on forgiveness of debt in the amount of $2,450 and $-0- in the six months ended June 30, 2014 and 2013, respectively. Additionally, the Company recognized a gain on derivative liability of $-0- and $2,635 in six months ended June 30, 2014 and 2013, respectively.

Net Loss

For the six months ended June 30, 2014 and 2013, the Company recognized net losses in the amounts of $256,743 and $24,603, respectively.

Liabilities

The Company’s liabilities primarily consist of current amounts payable or accrued to trade creditors. At June 30, 2014 and December 31, 2013 the Company holds a note payable with an outstanding balance of $200 and $110,200, respectively. The Company also has a convertible note payable with a net balance of $395,068 and $-0- at June 30, 2014, and December 31, 2013, respectively. Additionally, the Company has a long-term asset retirement obligation with a balance of $7,343 and $7,023 at June 30, 2014 and December 31, 2013, respectively.

Liquidity and Capital Resources

As of June 30, 2014, the Company had $31,069 in current assets, consisting of $30,869 in cash, and deposits of $200, compared to $269 in current assets at December 31, 2013, which consisted of cash of $69 and deposits of $200. Total liabilities at June 30, 2014, totaled $429,179 compared to $139,637 at December 31, 2013. At June 30, 2014 the Company had a current ratio of 0.07.

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

Item 4. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of June 30, 2014 under the direction of the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended. Based on the evaluation of these controls and procedures required by paragraph (b) of Sec. 240.13a-15 or 240.15d-15 the disclosure controls and procedures have been found to be ineffective.

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

Evaluation of Internal Control Over Financial Reporting

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2014. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. In management’s assessment of the effectiveness of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) as required by Exchange Act Rule 13a-15(c), our management concluded as of the end of the fiscal year covered by this Quarterly Report on Form 10-Q that our internal control over financial reporting has not been effective.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of June 30, 2014:

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

PART II - Other Information.

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

TIGER OIL AND ENERGY, INC.

August 14, 2014

/s/ Kenneth B. Liebscher
Kenneth B. Liebscher, Director & CEO

 EXHIBIT 31.1

CERTIFICATION PURSUANT TO

18 U.S.C. ss 1350, AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Kenneth B. Liebscher, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Tiger Oil and Energy, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to date a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this quarterly report;

4. The small business issuer’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(3)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the small business issuer and have:

    Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the report is being prepared;

    Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

    Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

    Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5. The small business issuer's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal controls and procedures for financial reporting.

Date: August 14, 2014

/S/ Kenneth B. Liebscher

Signature:  Kenneth B. Liebscher

Title:   President, CEO

(Principal Executive Officer,)

EXHIBIT 31.2

CERTIFICATION PURSUANT TO

18 U.S.C. ss 1350, AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Howard Bouch, certify that:

1.  I have reviewed this Quarterly Report on Form 10-Q of Tiger Oil and Energy, Inc.;

2.  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the report;

4. The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15(d) - 15(f)) for the registrant and have:

a.  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.  Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.  Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.   Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.  The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a   All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b   Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 14, 2014

/s/ Howard Bouch
Howard Bouch
Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to their knowledge, the Quarterly Report on Form 10-Q for the period ended June 30, 2014 of Tiger Oil and Energy, Inc. (the “Company”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and the information contained in such periodic report fairly presents, in all material respects, the financial condition and results of operations of the Company as of, and for, the periods presented in such report.

Very truly yours,

/s/ Kenneth B. Liebscher
Kenneth B. Liebscher
Chief Executive Officer

/s/ Howard Bouch
Howard Bouch
Chief Financial Officer

Dated: August 14, 2014

A signed original of this written statement required by Section 906 of the Sarbanes-Oxley Act of 2002 has been provided to Tiger Oil and Energy, Inc. and will be furnished to the Securities and Exchange Commission or its staff upon request