Form 10-Q
period 2014-09-30
Tiger Oil & Energy, Inc.
filed 2014-11-14
CIK 1386018

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 13, 2014, the Company had 42,728,159 issued and outstanding shares of its common stock and 42,013 issued shares of preferred stock.

TIGER OIL AND ENERGY, INC.

1

PART I — FINANCIAL INFORMATION

The accompanying interim unaudited financial statements of Tiger Oil and Energy, Inc. (a Nevada corporation) are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company’s most recent annual financial statements for the year ended December 31, 2013 included in a 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 27, 2014. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying interim financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying interim financial statements for the nine months ended September 30, 2014 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2014.

2

TIGER OIL AND ENERGY, INC.

FINANCIAL STATEMENTS

September 30, 2014

TIGER OIL AND ENERGY, INC.
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$23,884	$69
Prepaid expenses and deposits	1,200	200

Total Current Assets	25,084	269

OTHER ASSETS
Oil and gas properties, net (full cost method)	402,000	—

TOTAL ASSETS	$427,084	$269

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$36,321	$22,414
Notes payable	200	110,200
Convertible note payable, net of discounts of
$104,110 and $-0-, respectively	495,890	—

Total Current Liabilities	532,411	132,614

LONG-TERM LIABILITIES
Asset retirement obligation	7,508	7,023

Total Long-Term Liabilities	7,508	7,023

TOTAL LIABILITIES	539,919	139,637

STOCKHOLDERS' DEFICIT
Preferred stock - 1,000,000 shares authorized,
$0.001 par value; 42,013 issued and outstanding	42	42
Common stock - 74,000,000 shares authorized,
$0.001 par value; 42,728,159 issued and outstanding	42,728	42,728
Additional paid-in capital	4,675,177	4,275,176
Accumulated deficit	(4,830,782)	(4,457,314)

Total Stockholders' Deficit	(112,835)	(139,368)

TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIT	$427,084	$269

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIGER OIL AND ENERGY, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

REVENUES	$—	$—	$—	$—

OPERATING EXPENSES
Accretion expense	165	151	485	2,337
General and administrative	7,950	4,650	57,204	28,213

Total Operating Expenses	8,115	4,801	57,689	30,550

LOSS FROM OPERATIONS	(8,115)	(4,801)	(57,689)	(30,550)

OTHER INCOME (EXPENSE)
Interest expense	(108,609)	(268)	(318,229)	(1,757)
Gain on forgiveness of debt	—	—	2,450	—
Gain (loss) on derivative liability	—	—	—	2,635
Gain on sale of oil and gas leases	—	31,866	—	31,866

Total Other Income (Expense)	(108,609)	31,598	(315,779)	32,744

INCOME (LOSS) BEFORE TAXES	(116,724)	26,797	(373,468)	2,194
Provision for income taxes	—	—	—	—

NET INCOME (LOSS)	$(116,724)	$26,797	$(373,468)	$2,194

TOTAL BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$0.00	$(0.01)	$0.00

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	42,728,159	42,728,159	42,728,159	42,728,159

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIGER OIL AND ENERGY, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2014	2013
OPERATING ACTIVITIES
Net income (loss)	$(373,468)	$2,194
Adjustments to Reconcile Net Income (Loss) to Net
Cash Used by Operating Activities:
Depreciation, amortization and accretion expense	485	2,337
Amortization of debt discount	295,890	—
Change in derivative liability	—	(2,635)
Gain on sale of oil and gas leases	—	(31,866)
Changes in operating assets and liabilities:
Deposits and prepaid expenses	(1,000)	—
Accounts payable and accrued liabilities	13,908	(1,139)

Net Cash Used in Operating Activities	(64,185)	(31,109)

INVESTING ACTIVITIES
Purchase of oil and gas leases	(402,000)	—

Net Cash Used in Investing Activities	(402,000)	—

FINANCING ACTIVITIES
Proceeds from related party payable	—	—
Repayments on related-party payables	—	—
Proceeds from note payable	—	32,500
Repayments on note payable	(110,000)	—
Proceeds from convertible debt	600,000	—
Proceeds from the sale of common stock	—	—

Net Cash Provided by Financing Activities	490,000	32,500

NET INCREASE IN CASH	$23,815	$1,391
CASH AT BEGINNING OF PERIOD	69	136

CASH AT END OF PERIOD	$23,884	$1,527

The accompanying notes are an integral part of these condensed consolidated financial statements.

F-4

TIGER OIL AND ENERGY, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2014	2013

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Income taxes	$—	$—
Interest	—	—

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Sale of oil and gas leases to related
party in exchange for forgiveness of debt	$—	$37,123
Beneficial conversion on convertible note	$400,000	$—

TIGER OIL AND ENERGY, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2014 and December 31, 2013

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2014, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2013 audited financial statements. The results of operations for the periods ended September 30, 2014 and 2013 are not necessarily indicative of the operating results for the full year.

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

TIGER OIL AND ENERGY, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2014 and December 31, 2013

(Unaudited)

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. The guidance eliminates the definition of a development stage entity thereby removing the incremental financial reporting requirements from U.S. GAAP for development stage entities, primarily presentation of inception to date financial information. The provisions of the amendments are effective for annual reporting periods beginning after December 15, 2014, and the interim periods therein. However, early adoption is permitted. Accordingly, the Company has adopted this standard as of September 30, 2014.

Management has considered all other recent accounting pronouncements issued since the last audit of the Company’s financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

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

Capitalized costs associated with impaired properties and capitalized costs related to properties having proved reserves, plus the estimated future development costs, and asset retirement costs under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 410 “Asset Retirement and Environmental Obligations” (FASB ASC 410), are amortized using the unit-of-production method based on proved reserves. Capitalized costs of oil and natural gas properties, net of accumulated amortization and deferred income taxes, are limited to the total of estimated future net cash flows from proved oil and natural gas reserves, discounted at ten percent, plus the cost of unevaluated properties.  Under certain specific conditions, companies could elect to use subsequent prices for determining the estimated future net cash flows. The use of subsequent pricing is no longer allowed. There are many factors, including global events that may influence the production, processing, marketing and price of oil and natural gas. A reduction in the valuation of oil and natural gas properties resulting from declining prices or production could adversely impact depletion rates and capitalized cost limitations. Capitalized costs associated with properties that have not been evaluated through drilling or seismic analysis, including exploration wells in progress at September 30, 2014, are excluded from the unit-of-production amortization. Exclusions are adjusted annually based on drilling results and interpretative analysis.

Sales of oil and natural gas properties are accounted for as adjustments to the net full cost pool with no gain or loss recognized, unless the adjustment would significantly alter the relationship between capitalized costs and proved reserves. If it is determined that the relationship is significantly altered, the corresponding gain or loss will be recognized in the statements of operations.

Costs of oil and gas properties are depleted using the unit-of-production method. For the nine months ended September 30, 2014, the Company recognized $-0- of depletion expense related to oil and gas production during the period.

TIGER OIL AND ENERGY, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2014 and December 31, 2013

(Unaudited)

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Ceiling Test

In applying the full cost method, the Company performs an impairment test (ceiling test) at each reporting date, whereby the carrying value of property and equipment is compared to the value of its proved reserves discounted at a ten percent interest rate of future net revenues, based on current economic and operating conditions, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties.  During the nine months ended September 30, 2014 and the twelve months ended December 31, 2013, the Company had recorded $-0- of impairment expense in connection with the full cost ceiling test calculation.

Revenue Recognition

Revenues from the sale of oil and natural gas are recognized when the product is delivered at a fixed or determinable price, title has transferred, and collectability is reasonably assured.  For oil sales, this occurs when the customer takes delivery of oil from the operators’ storage tanks.

Earnings (Loss) per Share

The Company has adopted ASC 260, “Earnings Per Share,” (“EPS”) which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures, and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. The Company has 1,200,000 potentially dilutive securities, such as options or warrants and convertible debt, currently issued and outstanding.

Reclassification of Financial Statement Accounts

Certain amounts in the December 31, 2013 financial statements have been reclassified to conform to the presentation in the September 30, 2014 financial statements.

NOTE 4 – OIL AND GAS PROPERTIES

On April 3, 2014, the Company signed an election to participate in the first of three wells with Toto Energy, LLC in Cowley County, Kansas. The Company will earn a 30 percent working interest and a 24.45 percent net royalty interest in the well. As of September 30, 2014, the Company has capitalized $213,000 of cash payments made to commence operations development of the well.

On May 10, 2014, the Company signed an election to participate in the second of three wells with Toto Energy, LLC in Cowley County, Kansas. The Company will earn a 30 percent working interest and a 24.45 percent net royalty interest in the well. As of September 30, 2014, the Company has capitalized $189,000 of cash payments made to commence operations development of the well.

TIGER OIL AND ENERGY, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2014 and December 31, 2013

(Unaudited)

NOTE 4 – OIL AND GAS PROPERTIES (CONTINUED)

Oil and gas properties are stated at cost. The Company recognized impairment expense totaling $65,540 during the year ended December 31, 2013. As of September 30, 2014 and December 31, 2013, oil and gas properties, net consisted of the following:

	September 30, 2014	December 31, 2013

Unproved properties	$467,540	$65,540
Impairment of oil and gas leases	(65,540)	(65,540)

Oil and gas properties, net	$402,000	$—

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

The Company analyzed the convertible debts under ASC 470-20 and determined that a beneficial conversion feature existed at execution. The intrinsic value of the beneficial conversion feature was determined to be $400,000 and was recorded as additional paid-in capital with an offset to debt discounts. During the nine months ended September 30, 2013, $295,890 of the debt discount was amortized to interest expense, leaving an ending balance of $104,110.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and there are no other material subsequent events to report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This 10Q contains certain forward-looking statements and our future operating results could differ materially from those discussed herein. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained herein to reflect future events or developments.

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

On April 9, 2014 we elected to partner with TOTO Energy LLC and drill our first well on the Cowley County leases. The Company paid $24,000 for a 30% WI in the Stalnaker lease and agreed to spend $213,000 for our share of drilling costs of the Stalnaker 17-1 well. (paid).

On May 10, 2014 we elected to partner with TOTO Energy LLC and drill our second well on the Cowley County leases. The Company holds a 30% WI in the DeFore lease and agreed to spend $189,000 for our share of drilling costs of the DeFore 19-1 well. (paid).

Our current focus is to secure financing to increase our holdings and develop our current oil and gas assets over the next twelve months.

For the Three Months Ended September 30, 2014 and 2013

Revenues

Revenues from continuing operations for the three-month period ended September 30, 2014 were $-0.

Operating Expenses

Operating expenses for the three months ended September 30, 2014 and 2013 were $8,115 and $4,801, respectively. The majority of these expenses related to general and administrative expenses totaling $7,950 and $4,650 for the three months ended September 30, 2014 and 2013, respectively. The Company also recognized accretion expense of $165 and $151 during the three months ended September 30, 2014 and 2013, respectively.

Other Income (Expenses)

During the three months ended September 30, 2014 and 2013 the Company recognized interest expense in the amount of $108,609 and $268, respectively. Interest expense increased primarily due to the Company amortizing the debt discount of convertible debt to interest expense during 2014. The Company also recognized a gain on sale of oil and gas leases totaling $-0- and $31,866, respectively.

Net Loss

For the three months ended September 30, 2014 and 2013, the Company recognized a net loss and net income in the amounts of $(116,724) and $26,797, respectively. The increased net loss was largely the result of a gain on sale of oil and gas leases in 2013, and a significant increase in interest expense in 2014.

For the Nine Months Ended September 30, 2014 and 2013

Revenues

Revenues from continuing operations for the nine-month period ended September 30, 2014 were $-0.

Operating Expenses

Operating expenses for the nine months ended September 30, 2014 and 2013 were $57,689 and 30,550, respectively. The majority of these expenses related to general and administrative expenses totaling $57,204 and $28,213 for the nine months ended September 30, 2014 and 2013, respectively. The Company also recognized accretion expense of $485 and $2,337 during the nine months ended September 30, 2014 and 2013, respectively.

Other Income (Expenses)

During the nine months ended September 30, 2014 and 2013 the Company recognized interest expense in the amount of $318,229 and $1,757, respectively. Interest expense increased primarily due to the Company amortizing the debt discount of convertible debt to interest expense during 2014. The Company also recognized a gain on forgiveness of debt in the amount of $2,450 and $-0- in the nine months ended September 30, 2014 and 2013, respectively. Additionally, the Company recognized a gain on derivative liability of $-0- and $2,635 in nine months ended September 30, 2014 and 2013, respectively, and a gain on sale of oil and gas leases totaling $-0- and $31,866, respectively.

Net Loss

For the nine months ended September 30, 2014 and 2013, the Company recognized a net loss and net income in the amounts of $(373,468) and $2,194, respectively. The increased net loss was largely the result of a gain on sale of oil and gas leases in 2013, and a significant increase in interest expense in 2014.

Liabilities

The Company’s liabilities primarily consist of current amounts payable or accrued to trade creditors. At September 30, 2014 and December 31, 2013 the Company holds a note payable with an outstanding balance of $200 and $110,200, respectively. The Company also has a convertible note payable with a net balance of $495,890 and $-0- at September 30, 2014, and December 31, 2013, respectively. Additionally, the Company has a long-term asset retirement obligation with a balance of $7,508 and $7,023 at September 30, 2014 and December 31, 2013, respectively.

Liquidity and Capital Resources

As of September 30, 2014, the Company had $25,804 in current assets, consisting of $23,884 in cash, and deposits of $1,200, compared to $269 in current assets at December 31, 2013, which consisted of cash of $69 and deposits of $200. Total liabilities at September 30, 2014, totaled $539,919 compared to $139,637 at December 31, 2013. At September 30, 2014 the Company had a current ratio of 0.05.

The Company estimates that it will require $400,000 to accomplish its short-term goal of bringing shut-in wells back into production and the company's sole source of liquidity to this point has been through the sale of common stock. Such funding that is required to maintain liquidity will come in the form of equity sales of common stock.

Cash used in operations totaled $64,185 and $31,109 for the nine months ended September 30, 2014 and 2013, respectively. Cash used in investing activities totaled $402,000 and $-0- respectively, and cash provided by financing activities totaled $490,000 and $32,500 for the nine months ended September 30, 2014 and 2013, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of June 30, 2014 under the direction of the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended. Based on the evaluation of these controls and procedures required by paragraph (b) of Sec. 240.13a-15 or 240.15d-15 the disclosure controls and procedures are not effective.

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

November 13, 2014

/s/ Kenneth B. Liebscher
Kenneth B. Liebscher, Director & CEO

