Form 10-K
period 2014-12-31
Tiger Oil & Energy, Inc.
filed 2015-04-30
CIK 1386018

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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
[ ]Yes    [x] No

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

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of April 15, 2015 the Company had 42,728,159 issued and outstanding shares of its common stock and 42,013 of its preferred stock.

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

Tiger Oil and Energy, Inc.

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

Business of Issuer

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

On November 29, 2010 the Company expanded its original agreement and entered into a co-development agreement with Black Hawk Exploration covering approximately 2,553 acres of oil and gas leases in Cowley County, Kansas. BHWX owns 100% of the leases within the Prospect Area and has an undivided 81.5% working interest in and to the oil and gas leases and their previous 10 shut-in oil and gas wells.

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

On February 9, 2011 - we acquired a 100% interest in three Oil and Gas leases totaling 400 acres in Southern Kansas, comprised of three historically productive properties. Our Geologist has reviewed the Holman #2, #3, #4, and #5; the Adams #1 and the Glasse wells commonly known as the Wise #1 and Roberts #1 and have recommended a seven-well exploration and production study. All the leases acquired by the parties covering lands within the prospect area are owned 100% by TGRO with an undivided eighty-one and one-half percent (81.5%) working interest in the oil and gas leases described. The Company issued a Note and 250,000 shares of its common stock in the acquisition. We will require an investment of $400,000 to initiate putting these wells back into production. Management believes this can be accomplished and is considering various options to acquire this funding, but has not yet entered into an agreement to do so.

On May 4, 2014 we acquired 30% WI in the DeFore and Staalnaker leases in Cowley County from a Company affiliated with the President of our Company for $10,000. The Company paid $400,000 for their share of drilling two wells on the leases. The Defore 16-1 well went on line in January 2015. The Stalmnaker 17-1 is being evaluated for fracing and expected to start producing oil in the second quarter of 2015n

The Company will continue to evaluate shut in wells in the states of Kansas and Oklahoma with intention of putting historically productive wells back into production at the least cost. We will then need to enter into private placement agreements to fund the programs.

Indemnification of Directors and Officers

Our bylaws contain provisions which require that the company indemnify its officers, directors, employees and agents, in substantially the same language as Section 78.7502 of the Nevada Revised Statutes. Article 12 of the Company’s Articles of Incorporation provides for the Company’s ability to indemnify its officers, directors, employees and agents, subject to the limitations provided in Nevada Revised Statutes 78.7502, for expenses actually and reasonably incurred. No indemnification shall be made if the proposed party has been adjudged to be liable to the company or where the matter was settled without court approval. Indemnification must be made upon a determination by a majority of the uninterested Board, and if not available, by the shareholders or by a court of competent jurisdiction.

Item 1A. Risk Factors.

Not Applicable

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

Our offices are located at 7230 Indian Creek Lane, Ste 201, Las Vegas, NV 89149. The facilities are leased on a month to month basis at a cost of $500 per month. Specific direct expenses incurred such as telephone and secretarial services are charged back to the Company at cost.

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

	2014		2013
	High	Low	High	Low
Qtr 1	1.27	0.18	0.2	0.01
Qtr 2	0.39	0.15	0.2	0.07
Qtr 3	0.19	0.09	0.175	0.051
Qtr 4	0.10	0.05	0.159	0.1

We did not make any dividend payments during the fiscal years ended December 31, 2014 or 2013 and have no plans to pay dividends in the foreseeable future. We did not repurchase any shares of our common stock during the fiscal year ended December 31, 2014 or 2013.

Transfer Agent: Quicksilver Stock Transfer LLC, 2258 Green Mountain Ct. Las Vegas Nevada 89135

The Company did not make any repurchases of its securities during the year ended December 31, 2014.

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

On October 29, 2010 the Company changed its corporate name to Tiger Oil and Energy, Inc.

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

On November 29, 2010 the Company expanded its original agreement and entered into a joint venture agreement with Black Hawk Exploration covering approximately 2,553 acres of oil and gas leases in Cowley County, Kansas. BHWX owns 100% of the leases within the Prospect Area and has an undivided 81.5% working interest in and to the oil and gas leases and their previous 10 shut-in oil and gas wells.

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

Revenues

Revenues from continuing operations for the years ended December 31, 2014 and 2013 were $-0.

Operating Expenses

Operating expenses for the year ended December 31, 2014 and 2013 were $62,546 and $49,782, respectively. The majority of these expenses related to general and administrative expenses totaling $61,587 and $47,290 for the 2014 and 2013 fiscal years, respectively. The Company also recognized accretion expense of $959 and $2,492, during the years ended December 31, 2014 and 2013, respectively.

Other Income (Expenses)

During the years ended December 31, 2014 and 2013 the Company recognized interest expense in the amount of $426,613 and $2,664, respectively. The increase in interest expense was due to new convertible notes entered into in 2014. The Company also recognized a gain on forgiveness of debt totaling $2,450 in 2014. Additionally, the Company recognized a loss on sale of oil and gas leases totaling $31,866 and a gain on derivative liability of $2,635 in 2013.

Net Loss

For the years ended December 31, 2014 and 2013, the Company recognized net losses in the amounts of $486,709 and $17,945, respectively.

Liabilities

The Company’s liabilities primarily consist of current amounts payable or accrued to trade creditors. At December 31, 2014 and 2013 the Company holds notes payable with outstanding balances of $596,912 (net of discount of $3,288) and $110,200, respectively.

Liquidity and Capital Resources

At December 31, 2014 the Company had negative working capital of $620,095, compared to negative working capital of $132,345 in 2013.

As of December 31, 2014, the Company had $17,226 in current assets, consisting of $17,026 in cash, and deposits of $200, compared to $629 in current assets at December 31, 2013, which consisted of cash of $69 and deposits of $200. Total liabilities at December 31, 2014 totaled $648,140 compared to $139,637 at December 31, 2013. The current liabilities at December 31, 2014 consisted of accounts payable and accrued expenses of $34,409, accounts payable to related parties of 6,000, notes payable of $200, and convertible notes payable, net of discounts, of $596,712. At December 31, 2013 the current liabilities consisted of accounts payable and accrued expenses of $22,414, and notes payable of $110,200.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T). Controls and Procedures.

As of December 31, 2014, under the direction of the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended.  Based on the evaluation of these controls and procedures required by paragraph (b) of Sec. 240.13a-15 or 240.15d-15 the disclosure controls and procedures have been found to be ineffective.

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

Evaluation of Internal Control Over Financial Reporting

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of Dec. 31, 2013.  In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. In management’s assessment of the effectiveness of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) as required by Exchange Act Rule 13a-15(c), our management concluded as of the end of the fiscal year covered by this Annual Report on Form 10-K that our internal control over financial reporting is not effective.

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

The Company has not taken any steps at this time to address these weaknesses but expects to formulate a plan before fiscal year ending December 31, 2015.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The names, ages, and respective positions of the directors, officers, and significant employees of the Company are set forth below.

Name	Position Held with the Company	Age	Date First Elected or Appointed
Kenneth Liebscher	President and Director	72	July 1, 2006 to present
Howard Bouch	Chief Financial Officer and Director Secretary Treasurer	70	January 12, 2007 to present

Kenneth B. Liebscher, President, CEO, Director and Chairman.

Ken Liebscher is a 72-year-old international businessman with 40 years of securities and executive management experience. Mr. Liebscher is a graduate of St. George’s School, Vancouver, B.C. and also attended the University of British Columbia. In 22 years with the world’s largest dental products manufacturer, Dentsply International Inc., Mr. Liebscher held several positions culminating as the Manager of their West Coast Division, headquartered in San Francisco California. Mr. Liebscher was recruited by a major Europe based competitor, Ivoclar Liechtenstein to lead their entry into the North American market and, within two years, became Executive Vice President of Sales and Marketing and helped expand this company’s sales to $300,000,000 US before retiring.

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

Howard Bouch, CFO, Director

Howard Bouch, age 70, is a Private Practice Chartered Accountant with over 37 years of Public and Private international experience. Mr. Bouch originally qualified as a Chartered Accountant (English and Wales Institute) in 1968. Mr. Bouch joined Deloitte & Co, Lusaka, Zambia from 1970 - 1972. Mr. Bouch joined Anglo American Corp, Zambia working as Head Office Chief Accountant for Nchanga Consolidated Copper Mines (world’s 2nd largest) from 1972 - 1976. In 1976 Mr. Bouch returned to the UK and joined Babcock and Wilcox, Engineers, Nottinghamshire, England as Chief Accountant for one of their subsidiaries. Mr. Bouch was Chief Accountant of a private building firm in Cumbria, England from 1978 - 1984. In 1984 Mr. Howard Bouch established a Private Practice as a Chartered Accountant and continues to provide professional services to Cumbrian firms to the present. Mr. Bouch is a Director of Viavid Broadcasting Inc., a fully reporting, US Public Company, trading on the Pink Sheets under the symbol (VVDB) and Director and CFO of Universal Potash Corp. (UPCO). He is also as Director and CFO of Black Hawk Exploration Inc., (BHWX) and Director and CFO of Convenientcast, Inc. (CVCT).

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

Item 11. Executive Compensation.

The following charts include compensation and options received by all Officers and Directors of the Company.

Officers and Directors

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards	Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Kenneth Liebscher	2014	0	0	0	0	0	0	12,000	12,000
	2013	0	0	0	0	0	0	0	0
Howard Bouch	2014			0	0	0	0	12,000	12,000
	2013	0	0	0	0	0	0	0	0

OPTIONS

There are no options granted.

For the year ended December 31, 2014 and 2013 share-based compensation expense of $-0- and $-0- was recognized, respectively.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The owners of 5% or more of the Shares, as well as the officers and directors who own Shares as of December 31, 2014, are set forth in the following chart:

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Preferred Stock	Kenneth Liebscher, President/CEO And Director	20,000	47.6%
Preferred Stock	Howard Bouch, CFO and Director	Nil	0%
Common Stock	Kenneth Liebscher, President/CEO and Director	2,000,000	5%
Common Stock	All Officers and Directors as a group of Common Stock	2,000,000	5%

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Other than as set forth in this Item 7, there are no relationships, transactions, or proposed transactions to which the registrant was or is to be a party, in which any of the named persons set forth in Item 404 of Regulation SK had or is to have a direct or indirect material interest.

During the 2014 and 2013 fiscal years, we paid our directors $1,000 per month for their services in that capacity. At December 31, 2014 we owed our two directors an aggregate of $6,000 in accrued director fees.

From time to time the Company enters into arrangements for the provision of services from one or more of its Directors, or companies in which its Directors have a financial interest.

The company has chosen to adopt NASD’s definition of independent director. Under such definition, Howard Bouch qualifies as an independent director.

Item 14. Principal Accounting Fees and Services.

On Nov. 2, 2009, the accounting firm of Sadler, Gibb & Associates, LLC was engaged as the Registrant’s independent registered public account firm.

	2014	2013
Audit Fees	$9,500	$9,500
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$9,500	$9,500

Services rendered by Sadler Gibb & Associates for the year ended December 31, 2014 in connection with fees presented above were as follows:

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

We have reviewed and discussed with management the Company’s audited consolidated financial statements as of and for the year ended December 31, 2014.

Based on the reviews and discussions with the audit group, we have recommended to the Board that the audited consolidated financial statements referred to above be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Audit Chairman

Howard Bouch

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibits:

Exhibit No.	Document	Location

3.1	Articles of Incorporation	Previously filed*

3.2	Articles of Amendment – Allwest	Previously filed*

3.3	Articles of Amendment – Lyons Capital	Previously filed*

3.4	Articles of Amendment – UTEC	Previously filed*

3.5	Articles of Amendment – Share Increase	Previously filed**

3.6	Bylaws	Previously filed* (As Exhibit 3.5)

14.1	Code of Business Conduct and Ethics	Previously filed*

31.1	Rule 13a-41(a)/15d-14(a) Certificates

31.2	Rule 13a-41(a)/15d-14(a) Certificates

32.1	Section 1350 Certifications

32.2	Section 1350 Certifications

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

Date April 23, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Kenneth Liebscher	April 23, 2015
Kenneth Liebscher,	Date
President, CEO, Director

/s/ Howard Bouch	April 23, 2015
Secretary, Treasurer, CFO, Director	Date

TIGER OIL AND ENERGY, INC.

AUDIT REPORT OF INDEPENDENT ACCOUNTANTS
AND
CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Tiger Oil and Energy, Inc.

We have audited the accompanying balance sheets of Tiger Oil and Energy, Inc. (the Company) as of December 31, 2014 and 2013 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Tiger Oil and Energy, Inc. as of December 31, 2014 and 2013, and the results of their operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not yet established an ongoing source of revenues sufficient to cover its operating costs as of December 31, 2014 which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

28 April, 2015

TIGER OIL AND ENERGY, INC.
Consolidated Balance Sheets

	December 31,
	2014	2013

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$17,026	$69
Prepaid expenses and deposits	200	200

Total Current Assets	17,226	269

OTHER ASSETS
Oil and gas properties, net (full cost method)	404,837	—

TOTAL ASSETS	$422,063	$269

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$34,409	$22,414
Accounts payable - related party	6,000	—
Notes payable	200	110,200
Convertible note payable, net of discount of
$3,288 and $-0-, respectively	596,712	—

Total Current Liabilities	637,321	132,614

LONG-TERM LIABILITIES
Asset retirement obligation	10,819	7,023

Total Long-Term Liabilities	10,819	7,023

TOTAL LIABILITIES	648,140	139,637

STOCKHOLDERS' DEFICIT
Preferred stock - 1,000,000 shares authorized,
$0.001 par value; 42,013 issued and outstanding	42	42
Common stock - 74,000,000 shares authorized,
$0.001 par value; 42,728,159 issued and outstanding	42,728	42,728
Additional paid-in capital	4,675,176	4,275,176
Accumulated deficit	(4,944,023)	(4,457,314)

Total Stockholders' Deficit	(226,077)	(139,368)

TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIT	$422,063	$269

The accompanying notes are an integral part of these consolidated financial statements.

TIGER OIL AND ENERGY, INC.
Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2014	2013

REVENUES	$—	$—

OPERATING EXPENSES
Accretion expense	959	2,492
General and administrative	61,587	47,290

Total Operating Expenses	62,546	49,782

LOSS FROM OPERATIONS	(62,546)	(49,782)

OTHER INCOME (EXPENSE)
Interest expense	(426,613)	(2,664)
Gain on forgiveness of debt	2,450	—
Gain (loss) on derivative liability	—	2,635
Gain on sale of oil and gas leases	—	31,866

Total Other Income (Expense)	(424,163)	31,837

LOSS BEFORE TAXES	(486,709)	(17,945)
Provision for income taxes	—	—

NET LOSS	$(486,709)	$(17,945)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.00)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	42,728,159	47,181,711

The accompanying notes are a integral part of these consolidated financials statements.

TIGER OIL AND ENERGY, INC.
Consolidated Statement of Stockholders' Deficit

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2012	42,013	42	42,728,159	42,728	4,222,139	(4,439,369)	(174,460)

Gain on sale of oil and gas
leases to a related party	—	—	—	—	42,005	—	42,005

Write-off of derivative due
to extinguishment of debt	—	—	—	—	669	—	669

Forgivness of debt	—	—	—	—	3,354	—	3,354

Write off asset retirement obligation	—	—	—	—	7,009	—	7,009

Net loss for the year ended
December 31, 2013	—	—	—	—	—	(17,945)	(17,945)

Balance, December 31, 2013	42,013	$42	42,728,159	$42,728	$4,275,176	$(4,457,314)	$(139,368)

Beneficial conversion on
convertible note payable	—	—	—	—	400,000	—	400,000

Net loss for the year ended
December 31, 2014	—	—	—	—	—	(486,709)	(486,709)

Balance, December 31, 2014	42,013	$42	42,728,159	$42,728	$4,675,176	$(4,944,023)	$(226,077)

The accompanying notes are an integral part of these consolidated financial statements.

TIGER OIL AND ENERGY, INC.
Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,
	2014	2013
OPERATING ACTIVITIES
Net loss	$(486,709)	$(17,945)
Adjustments to Reconcile Net Loss to Net
Cash Used by Operating Activities:
Accretion expense	959	2,492
Amortization of debt discount	396,712	—
Change in derivative liability	—	(2,635)
Loss (Gain) on sale of oil and gas leases	—	(31,866)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	11,995	—
Accounts payable - related party	6,000	12,387

Net Cash Used in Operating Activities	(71,043)	(37,567)

INVESTING ACTIVITIES
Capitalized oil and gas development costs	(402,000)	—

Net Cash Used in Investing Activities	(402,000)	—

FINANCING ACTIVITIES
Proceeds from note payable	—	37,500
Repayments on note payable	(110,000)	—
Proceeds from convertible debt	600,000	—

Net Cash Provided by Financing Activities	490,000	37,500

NET INCREASE (DECREASE) IN CASH	$16,957	$(67)
CASH AT BEGINNING OF PERIOD	69	136

CASH AT END OF PERIOD	$17,026	$69

The accompanying notes are an integral part of these consolidated financial statements.

TIGER OIL AND ENERGY, INC.
Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,
	2014	2013

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Income taxes	$3,333	$—
Interest	—	—

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Sale of oil and gas leases to related
party in exchange for forgiveness of debt	$—	$37,123
Beneficial conversion on convertible note	$400,000	$—
Asset retirement obligations	$2,837	$—

The accompanying notes are an integral part of these consolidated financial statements.

TIGER OIL AND ENERGY, INC.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

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

TIGER OIL AND ENERGY, INC.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

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

No impairment expense was recognized for the years ended December 31, 2014 and 2013.

TIGER OIL AND ENERGY, INC.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments

The fair value of a financial instrument is the amount that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets are marked to bid prices and financial liabilities are marked to offer prices. Fair value measurements do not include transaction costs. A fair value hierarchy is used to prioritize the quality and reliability of the information used to determine fair values. Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is defined into the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market-based inputs or inputs that are corroborated by market data

Level 3: Unobservable inputs that are not corroborated by market data

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

Basic and Diluted Loss per Share

Basic and diluted loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There were 1,200,000 such common stock equivalents outstanding as of December 31, 2014.

TIGER OIL AND ENERGY, INC.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Capitalized costs associated with impaired properties and capitalized costs related to properties having proved reserves, plus the estimated future development costs, and asset retirement costs under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 410 “Asset Retirement and Environmental Obligations” (FASB ASC 410), are amortized using the unit-of-production method based on proved reserves. Capitalized costs of oil and natural gas properties, net of accumulated amortization and deferred income taxes, are limited to the total of estimated future net cash flows from proved oil and natural gas reserves, discounted at ten percent, plus the cost of unevaluated properties.  Under certain specific conditions, companies could elect to use subsequent prices for determining the estimated future net cash flows. The use of subsequent pricing is no longer allowed. There are many factors, including global events that may influence the production, processing, marketing and price of oil and natural gas. A reduction in the valuation of oil and natural gas properties resulting from declining prices or production could adversely impact depletion rates and capitalized cost limitations. Capitalized costs associated with properties that have not been evaluated through drilling or seismic analysis, including exploration wells in progress at December 31, 2014, are excluded from the unit-of-production amortization. Exclusions are adjusted annually based on drilling results and interpretative analysis.

Sales of oil and natural gas properties are accounted for as adjustments to the net full cost pool with no gain or loss recognized, unless the adjustment would significantly alter the relationship between capitalized costs and proved reserves. If it is determined that the relationship is significantly altered, the corresponding gain or loss will be recognized in the statements of operations.

Costs of oil and gas properties are depleted using the unit-of-production method. For the years ended December 31, 2014 and 2013, the Company recognized $-0- of depletion expense related to oil and gas production during the period.

TIGER OIL AND ENERGY, INC.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Ceiling Test

In applying the full cost method, the Company performs an impairment test (ceiling test) at each reporting date, whereby the carrying value of property and equipment is compared to the value of its proved reserves discounted at a ten percent interest rate of future net revenues, based on current economic and operating conditions, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties.  During the years ended December 31, 2014 and 2013, the Company had recorded $-0- of impairment expense in connection with the full cost ceiling test calculation.

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

Recent Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. The guidance eliminates the definition of a development stage entity thereby removing the incremental financial reporting requirements from U.S. GAAP for development stage entities, primarily presentation of inception to date financial information. The provisions of the amendments are effective for annual reporting periods beginning after December 15, 2014, and the interim periods therein. However, early adoption is permitted. Accordingly, the Company has adopted this standard as of December 31, 2014.

Management has considered all other recent accounting pronouncements issued since the last audit of its consolidated financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s consolidated financial statements.

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

TIGER OIL AND ENERGY, INC.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

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

NOTE 3 - OIL AND GAS PROPERTIES

On April 3, 2014, the Company signed an election to participate in the first of three wells with Toto Energy, LLC in Cowley County, Kansas. The Company will earn a 30 percent working interest and a 24.45 percent net royalty interest in the well. As of December 31, 2014, the Company has capitalized $213,000 of cash payments made to commence operations development of the well.

On May 10, 2014, the Company signed an election to participate in the second of three wells with Toto Energy, LLC in Cowley County, Kansas. The Company will earn a 30 percent working interest and a 24.45 percent net royalty interest in the well. As of December 31, 2014, the Company has capitalized $189,000 of cash payments made to commence operations development of the well.

Oil and gas properties are stated at cost. The Company recognized impairment expense totaling $65,540 during the year ended December 31, 2013. As of December 31, 2014 and December 31, 2013, oil and gas properties, net consisted of the following:

	December 31, 2014	December 31, 2013

Unproved properties	$467,540	$65,540
Impairment of oil and gas leases	(65,540)	(65,540)

Oil and gas properties, net	$402,000	$—

NOTE 4 - CONVERTIBLE NOTES PAYABLE

On January 3, 2014, the Company received $600,000 in connection with a convertible note financing commitment, the terms of which call for the Company to receive three tranches of $200,000 each on a callable convertible note wherein the Company borrows the sum at five percent interest for one year and the investor can elect to continue to receive the interest on the note or have the Company issue the investor shares of common stock of the Company at $0.50 per share to retire the debt. The notes came due on December 12, 2014, and as of December 31, 2014 the notes were in default. At December 31, 2014 accrued interest on the notes totaled $29,616.

The Company analyzed the convertible debts under ASC 470-20 and determined that a beneficial conversion feature existed at execution. The intrinsic value of the beneficial conversion feature was determined to be $400,000 and was recorded as additional paid-in capital with an offset to debt discounts. During the year ended December 31, 2014, $396,712 of the debt discount was amortized to interest expense, leaving an ending debt discount balance of $3,288.

TIGER OIL AND ENERGY, INC.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

NOTE 5 – ASSET RETIREMENT OBLIGATIONS

The total future asset retirement obligation is estimated by management based on the Company’s net working interests in all wells and facilities, estimated costs to reclaim and abandon wells and facilities and the estimated timing of the costs to be incurred in future periods. At December 31, 2014 and 2013, the Company estimated the undiscounted cash flows related to asset retirement obligation to total approximately $105,000 and $96,500, respectively. The actual costs to settle the obligation are expected to occur in approximately 25 years. Through December 31, 2014, the Company established an asset retirement obligation of $9,860 for the wells acquired by the Company, which was capitalized to the value of the oil and gas properties. The fair value of the liability at December 31, 2014 and 2013 is estimated to be $10,819 and $7,023, respectively, using risk free rates between 2.48 and 4.24 percent and inflation rates between 2.75 and 4.20 percent. Total accretion expense on the asset retirement obligation was $959 and 2,492 in 2014 and 2013, respectively.

Changes to the asset retirement obligation for the years ended December 31, 2014 and 2013 were as follows:

	December 31, 2014	December 31, 2013

Balance, beginning of year	$7,023	$48,957
Liabilities incurred	2,837	—
Disposal	—	(44,426)
Accretion expense	959	2,492
Balance, end of year	$10,819	$7,023

NOTE 6 - STOCKHOLDERS’ DEFICIT

The Company has 1,000,000 preferred shares authorized at a par value of $0.001 and 74,000,000 common shares authorized at par value of $0.001.  As of December 31, 2014 the Company has 42,013 shares of preferred stock and 42,728,159 shares of common stock issued and outstanding.

During the year ended December 31, 2013 the Company (1) recorded a gain on sale of assets and wrote off a pro-rata portion of asset retirement obligations in connection with the sale of oil and gas properties to a related party that was recorded to additional paid-in capital of $42,005 and $7,009, respectively; (2) was forgiven of $3,354 of debt owed to a related party that was recorded to additional paid in capital, and (3) recorded additional paid-in capital of $669 which represented the remaining derivative liability outstanding on convertible notes payable at the time of extinguishment of debt in exchange for the sale of oil and gas properties.

TIGER OIL AND ENERGY, INC.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

NOTE 7 - INCOME TAXES

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

	For the Years Ended
	December 31,
	2014	2013
Current taxes	$(166,501)	$(6,101)
Change in derivative liability	—	(896)
Valuation allowance	166,501	6,997
Total provision for income taxes	$—	$—

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 34% to pretax income from continuing operations for the years ended December 31, 2014 and 2013 due to the following:

	December 31,
	2014	2013
Loss carry forwards (expire through 2034)	$1,396,660	$916,555

Total gross deferred tax asset	904,988	338,450
Valuation allowance	(491,672)	(398,450)
Net deferred taxes	$—	$—

At December 31, 2014, the Company had net operating loss carry forwards of approximately $1,396,660 that may be offset against future taxable income through 2034.  The Company adopted the provisions of ASC 740 at the beginning of fiscal year 2008. As a result of this adoption, the Company has not made any adjustments to deferred tax assets or liabilities. The Company did not identify any material uncertain tax positions on returns that have been filed or that will be filed. The Company has not had operations resulting in net income and is carrying a large Net Operating Loss as disclosed above.  Since it is not thought that this Net Operating Loss will ever produce a tax benefit, even if examined by taxing authorities and disallowed entirely, there would be no effect on the financial statements.

NOTE 8 - SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and there are no material subsequent events to report.

