Form 10-Q
period 2015-03-31
Tiger Oil & Energy, Inc.
filed 2015-05-19
CIK 1386018

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 15, 2015, the Company had 42,728,159 issued and outstanding shares of its common stock and 42,013 issued shares of preferred stock.

TIGER OIL AND ENERGY, INC.

1

PART I — FINANCIAL INFORMATION

The accompanying interim unaudited financial statements of Tiger Oil and Energy, Inc. (a Nevada corporation) are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company’s most recent annual financial statements for the year ended December 31, 2014 included in a 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on April 30, 2015. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying interim financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying interim financial statements for the three months ended March 31, 2015 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2015.

2

TIGER OIL AND ENERGY, INC.

FINANCIAL STATEMENTS

March 31, 2015

TIGER OIL AND ENERGY, INC.
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2015	2014
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$12,448	$17,026
Prepaid expenses and deposits	200	200

Total Current Assets	12,648	17,226

OTHER ASSETS
Oil and gas properties, net (full cost method)	404,837	404,837

TOTAL ASSETS	$417,485	$422,063

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$43,925	$34,409
Accounts payable, related party	4,000	6,000
Notes payable	200	200
Convertible note payable, net of discounts of
$-0- and $3,288, respectively	600,000	596,712

Total Current Liabilities	648,125	637,321

LONG-TERM LIABILITIES
Asset retirement obligation	10,992	10,819

Total Long-Term Liabilities	10,992	10,819

TOTAL LIABILITIES	659,117	648,140

STOCKHOLDERS' DEFICIT
Preferred stock - 1,000,000 shares authorized,
$0.001 par value; 42,013 issued and outstanding	42	42
Common stock - 74,000,000 shares authorized,
$0.001 par value; 42,728,159 issued and outstanding	42,728	42,728
Additional paid-in capital	4,675,176	4,675,176
Accumulated deficit	(4,959,578)	(4,944,023)

Total Stockholders' Deficit	(241,632)	(226,077)

TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIT	$417,485	$422,063

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIGER OIL AND ENERGY, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31,
	2015	2014

REVENUES	$5,322	$—

OPERATING EXPENSES
Accretion expense	173	158
Lease operating expense	241	—
General and administrative	9,778	28,371

Total Operating Expenses	10,192	28,529

LOSS FROM OPERATIONS	(4,870)	(28,529)

OTHER INCOME (EXPENSE)
Interest expense	(10,685)	(102,415)
Gain on forgiveness of debt	—	2,450

Total Other Income (Expense)	(10,685)	(99,965)

LOSS BEFORE TAXES	(15,555)	(128,494)
Provision for income taxes	—	—

NET LOSS	$(15,555)	$(128,494)

TOTAL BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING -
BASIC AND DILUTED	42,728,159	47,181,711

The accompanying notes are a integral part of these condensed consolidated financials statements.

TIGER OIL AND ENERGY, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2015	2014
OPERATING ACTIVITIES
Net loss	$(15,555)	$(128,494)
Adjustments to Reconcile Net Loss to Net
Cash Used by Operating Activities:
Depreciation, amortization and accretion expense	173	158
Amortization of debt discount	3,288	95,342
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	7,516	2,464

Net Cash Used in Operating Activities	(4,578)	(30,530)

INVESTING ACTIVITIES
Purchase of oil and gas leases	—	—

Net Cash Used in Investing Activities	—	—

FINANCING ACTIVITIES
Repayments on note payable	—	(110,000)
Proceeds from convertible debt	—	600,000

Net Cash Provided by Financing Activities	—	490,000

NET INCREASE IN CASH	$(4,578)	$459,470
CASH AT BEGINNING OF PERIOD	17,026	69

CASH AT END OF PERIOD	$12,448	$459,539

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Income taxes	$—	$—
Interest	—	3,300

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Beneficial conversion on convertible note	$—	$400,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2015, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2014 audited financial statements. The results of operations for the periods ended March 31, 2015 and 2014 are not necessarily indicative of the operating results for the full year.

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

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. The guidance eliminates the definition of a development stage entity thereby removing the incremental financial reporting requirements from U.S. GAAP for development stage entities, primarily presentation of inception to date financial information. The provisions of the amendments are effective for annual reporting periods beginning after December 15, 2014, and the interim periods therein. Accordingly, the Company has adopted this standard as of March 31, 2015.

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

Capitalized costs associated with impaired properties and capitalized costs related to properties having proved reserves, plus the estimated future development costs, and asset retirement costs under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 410 “Asset Retirement and Environmental Obligations” (FASB ASC 410), are amortized using the unit-of-production method based on proved reserves. Capitalized costs of oil and natural gas properties, net of accumulated amortization and deferred income taxes, are limited to the total of estimated future net cash flows from proved oil and natural gas reserves, discounted at ten percent, plus the cost of unevaluated properties.  Under certain specific conditions, companies could elect to use subsequent prices for determining the estimated future net cash flows. The use of subsequent pricing is no longer allowed. There are many factors, including global events that may influence the production, processing, marketing and price of oil and natural gas. A reduction in the valuation of oil and natural gas properties resulting from declining prices or production could adversely impact depletion rates and capitalized cost limitations. Capitalized costs associated with properties that have not been evaluated through drilling or seismic analysis, including exploration wells in progress at March 31, 2015, are excluded from the unit-of-production amortization. Exclusions are adjusted annually based on drilling results and interpretative analysis.

Sales of oil and natural gas properties are accounted for as adjustments to the net full cost pool with no gain or loss recognized, unless the adjustment would significantly alter the relationship between capitalized costs and proved reserves. If it is determined that the relationship is significantly altered, the corresponding gain or loss will be recognized in the statements of operations.

Costs of oil and gas properties are depleted using the unit-of-production method. For the three months ended March 31, 2015, the Company recognized $-0- of depletion expense related to oil and gas production during the period.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Ceiling Test

In applying the full cost method, the Company performs an impairment test (ceiling test) at each reporting date, whereby the carrying value of property and equipment is compared to the value of its proved reserves discounted at a ten percent interest rate of future net revenues, based on current economic and operating conditions, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties.  During the three months ended March 31, 2015 and the year ended December 31, 2014, the Company had recorded $-0- of impairment expense in connection with the full cost ceiling test calculation.

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

NOTE 4 – OIL AND GAS PROPERTIES

On April 3, 2014, the Company signed an election to participate in the first of three wells with Toto Energy, LLC in Cowley County, Kansas. The Company will earn a 30 percent working interest and a 24.45 percent net royalty interest in the well. As of March 31, 2015, the Company has capitalized $213,000 of cash payments made to commence operations development of the well.

On May 10, 2014, the Company signed an election to participate in the second of three wells with Toto Energy, LLC in Cowley County, Kansas. The Company will earn a 30 percent working interest and a 24.45 percent net royalty interest in the well. As of March 31, 2015, the Company has capitalized $189,000 of cash payments made to commence operations development of the well.

Oil and gas properties are stated at cost. The Company recognized impairment expense totaling $65,540 during the year ended December 31, 2013. As of March 31, 2015 and December 31, 2014, oil and gas properties, net consisted of the following:

	March 31, 2015	December 31, 2014

Unproved properties	$470,377	$470,377
Impairment of oil and gas leases	(65,540)	(65,540)

Oil and gas properties, net	$404,837	$404,837

NOTE 5 – CONVERTIBLE NOTES PAYABLE

On January 3, 2014, the Company received $600,000 in connection with a convertible note financing commitment, the terms of which call for the Company to receive three tranches of $200,000 each on a callable convertible note wherein the Company borrows the sum at five percent interest for one year and the investor can elect to continue to receive the interest on the note or have the Company issue the investor shares of common stock of the Company at $0.50 per share to retire the debt. The notes came due on December 12, 2014, and as of March 31, 2015 the notes were in default. At March 31, 2015 accrued interest on the notes totaled $37,013.

The Company analyzed the convertible debts under ASC 470-20 and determined that a beneficial conversion feature existed at execution. The intrinsic value of the beneficial conversion feature was determined to be $400,000 and was recorded as additional paid-in capital with an offset to debt discounts. During the three months ended March 31, 2015 and the year ended December 31, 2014, $3,288 and $396,712 of the debt discount was amortized to interest expense, respectively, leaving an ending debt discount balance of $-0- at March 31, 2015..

NOTE 6 – ASSET RETIREMENT OBLIGATIONS

The total future asset retirement obligation is estimated by management based on the Company’s net working interests in all wells and facilities, estimated costs to reclaim and abandon wells and facilities and the estimated timing of the costs to be incurred in future periods. At March 31, 2015 and December 31, 2014, the Company estimated the undiscounted cash flows related to asset retirement obligation to total approximately $105,000, respectively. The actual costs to settle the obligation are expected to occur in approximately 25 years. Through March 31, 2015, the Company established an asset retirement obligation of $9,860 for the wells acquired by the Company, which was capitalized to the value of the oil and gas properties. The fair value of the liability at March 31, 2015 and December 31, 2014 is estimated to be $10,992 and $10,819, respectively, using risk free rates between 2.48 and 4.24 percent and inflation rates between 2.75 and 4.20 percent. Total accretion expense on the asset retirement obligation was $173 and $158 for the three months ended March 31, 2015 and 2014, respectively.

Changes to the asset retirement obligation for the three-month period ended March 31, 2015 and the year ended December 31, 2014 were as follows:

	March 31, 2015	December 31, 2014

Balance, beginning of period	$10,819	$7,023
Liabilities incurred	—	2,837
Disposal	—	—
Accretion expense	173	959
Balance, end of period	$10,992	$10,819

NOTE 7 - STOCKHOLDERS’ DEFICIT

The Company has 1,000,000 preferred shares authorized at a par value of $0.001 and 74,000,000 common shares authorized at par value of $0.001.  As of March 31, 2015 the Company has 42,013 shares of preferred stock and 42,728,159 shares of common stock issued and outstanding.

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

On April 9, 2014 we elected to partner with TOTO Energy LLC and drill our first well on the Cowley County leases. The Company paid $24,000 for a 30% WI in the Stalnaker lease and agreed to spend $239,000 for our share of drilling costs of the Stalnaker 17-1 well. (paid). The operator intends to frac this well in the late spring of 2015.

On May 10, 2014 we elected to partner with TOTO Energy LLC and drill our second well on the Cowley County leases. The Company holds a 30% WI in the DeFore lease and agreed to spend $189,000 for our share of drilling costs of the DeFore 19-1 well. (paid). This well was fraced and is producing oil and revenue to the Company.

Our current focus is to secure financing to increase our holdings and develop our current oil and gas assets over the next twelve months.

For the Three Months Ended March 31, 2015 and 2014

Revenues

Revenues from continuing operations for the three-month period ended March 31, 2015 were $5,322, compared to $-0- for the comparable period of 2014. This increase resulted from oil and gas production from the Company’s Defore 19-1 well that commenced during the first quarter of 2015.

Operating Expenses

Operating expenses for the three months ended March 31, 2015 and 2014 were $10,192 and 28,529, respectively. The majority of these expenses related to general and administrative expenses totaling $9,778 and $28,371 for the three months ended March 31, 2015 and 2014, respectively. The Company also recognized accretion expense of $173 and $158 during the three months ended March 31, 2015 and 2014, respectively, as well as lease operating expenses of $241 for the three months ended March 31, 2015.

3

Other Income (Expenses)

During the three months ended March 31, 2015 and 2014 the Company recognized interest expense in the amount of $10,685 and $102,415, respectively. Interest expense decreased primarily due to the Company amortizing the debt discount of convertible debt to interest expense during 2014. The Company also recognized a gain on forgiveness of debt totaling $-0- and $2,450, respectively.

Net Loss

For the three months ended March 31, 2015 and 2014, the Company recognized a net loss in the amounts of $15,555 and $128,494, respectively. The decreased net loss was largely the result of the significant decrease in interest expense from 2014.

Liabilities

The Company’s liabilities primarily consist of current amounts payable or accrued expenses due to trade creditors of $43,925 and $34,409 at March 31, 2015 and December 31, 2014, respectively. Additionally the Company owes $4,000 and $6,000, respectively as related party accounts payable. At March 31, 2015 and December 31, 2014 the Company holds a note payable with an outstanding balance of $200. The Company also has a convertible note payable with a net balance of $600,000 and $596,712 at March 31, 2015, and December 31, 2014, respectively. Additionally, the Company has a long-term asset retirement obligation with a balance of $10,992 and $10,819 at March 31, 2015 and 2014, respectively.

Liquidity and Capital Resources

As of March 31, 2015, the Company had $12,648 in current assets, consisting of $12,448 in cash, and deposits of $200, compared to $17,226 in current assets at December 31, 2014, which consisted of cash of $17,026 and deposits of $200. Total liabilities at March 31, 2015 totaled $659,117 compared to $648,140 at December 31, 2014. At March 31, 2015 the Company had a current ratio of 0.02.

The Company estimates that it will require $400,000 to accomplish its short-term goal of bringing shut-in wells back into production and the company's sole source of liquidity to this point has been through the sale of common stock. Such funding that is required to maintain liquidity will come in the form of equity sales of common stock.

Cash used in operations totaled $4,578 and $30,530 for the three months ended March 31, 2015 and 2014, respectively. Cash used in investing activities totaled $-0-, and cash provided by financing activities totaled $-0- and $490,000 for the three months ended March 31, 2015 and 2014, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of March 31, 2015 under the direction of the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended. Based on the evaluation of these controls and procedures required by paragraph (b) of Sec. 240.13a-15 or 240.15d-15 the disclosure controls and procedures are not effective.

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

4

Evaluation of Internal Control Over Financial Reporting

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2015. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. In management’s assessment of the effectiveness of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) as required by Exchange Act Rule 13a-15(c), our management concluded as of the end of the fiscal year covered by this Quarterly Report on Form 10-Q that our internal control over financial reporting has not been effective.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of March 31, 2015:

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

The Company has not taken any steps at this time to address these weaknesses but will formulate a plan before fiscal year ending December 31, 2015.

5

PART II - Other Information.

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

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

6

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIGER OIL AND ENERGY, INC.

May 19, 2015

/s/ Kenneth B. Liebscher
Kenneth B. Liebscher, Director & CEO

7