Form 10-Q
period 2015-09-30
Tiger Oil & Energy, Inc.
filed 2015-11-16
CIK 1386018

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 12, 2015, the Company had 42,728,159 issued and outstanding shares of its common stock and 42,013 issued shares of preferred stock.

TIGER OIL AND ENERGY, INC.

1

PART I — FINANCIAL INFORMATION

The accompanying interim unaudited financial statements of Tiger Oil and Energy, Inc. (a Nevada corporation) are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company’s most recent annual financial statements for the year ended December 31, 2014 included in a 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on April 30, 2015. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying interim financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying interim financial statements for the three and nine-months ended September 30, 2015 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2015.

2

TIGER OIL AND ENERGY, INC.

FINANCIAL STATEMENTS

June 30, 2015

3

TIGER OIL AND ENERGY, INC.
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$519	$17,026
Prepaid expenses and deposits	200	200

Total Current Assets	719	17,226

OTHER ASSETS
Oil and gas properties, net (full cost method)	404,837	404,837

TOTAL ASSETS	$405,556	$422,063

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$63,583	$34,409
Accounts payable, related party	4,000	6,000
Notes payable	5,000	—
Notes payable - related party	5,200	200
Convertible notes payable - related party, net	600,000	596,712

Total Current Liabilities	677,783	637,321

LONG-TERM LIABILITIES
Asset retirement obligation	11,349	10,819

Total Long-Term Liabilities	11,349	10,819

TOTAL LIABILITIES	689,132	648,140

STOCKHOLDERS' DEFICIT
Preferred stock - 1,000,000 shares authorized,
$0.001 par value; 42,013 issued and outstanding	42	42
Common stock - 74,000,000 shares authorized,
$0.001 par value; 42,728,159 issued and outstanding	42,728	42,728
Additional paid-in capital	4,675,176	4,675,176
Accumulated deficit	(5,001,522)	(4,944,023)

Total Stockholders' Deficit	(283,576)	(226,077)

TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIT	$405,556	$422,063

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIGER OIL AND ENERGY, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

REVENUES	$1,980	$—	$11,643	$—

OPERATING EXPENSES
Accretion expense	181	165	530	485
Lease operating expense	89	—	526	—
General and administrative	7,986	7,950	42,183	57,204

Total Operating Expenses	8,256	8,115	43,239	57,689

LOSS FROM OPERATIONS	(6,276)	(8,115)	(31,596)	(57,689)

OTHER INCOME (EXPENSE)
Interest expense	(7,688)	(108,609)	(25,903)	(318,229)
Gain on forgiveness of debt	—	—	—	2,450

Total Other Income (Expense)	(7,688)	(108,609)	(25,903)	(315,779)

LOSS BEFORE TAXES	(13,964)	(116,724)	(57,499)	(373,468)
Provision for income taxes	—	—	—	—

NET LOSS	$(13,964)	$(116,724)	$(57,499)	$(373,468)

TOTAL BASIC AND DILUTED
LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING -
BASIC AND DILUTED	42,728,159	42,728,159	42,728,159	42,728,159

The accompanying notes are a integral part of these condensed consolidated financials statements.

TIGER OIL AND ENERGY, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2015	2014
OPERATING ACTIVITIES
Net loss	$(57,499)	$(373,468)
Adjustments to Reconcile Net Loss to Net
Cash Used by Operating Activities:
Depreciation, amortization and accretion expense	530	485
Amortization of debt discount	3,288	295,890
Changes in operating assets and liabilities:
Deposits and prepaid expenses	—	(1,000)
Accounts payable and accrued liabilities	27,174	13,908

Net Cash Used in Operating Activities	(26,507)	(64,185)

INVESTING ACTIVITIES
Purchase of oil and gas leases	—	(402,000)

Net Cash Used in Investing Activities	—	(402,000)

FINANCING ACTIVITIES
Proceeds from notes payable	5,000	—
Proceeds from note payable - related party	5,000	—
Repayments on note payable	—	(110,000)
Proceeds from convertible debt	—	600,000

Net Cash Provided by Financing Activities	10,000	490,000

NET INCREASE (DECREASE) IN CASH	$(16,507)	$23,815
CASH AT BEGINNING OF PERIOD	17,026	69

CASH AT END OF PERIOD	$519	$23,884

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Income taxes	$—	$—
Interest	—	3,300

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Beneficial conversion on convertible note	$—	$400,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIGER OIL AND ENERGY, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2015 and December 31, 2014

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2015, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2014 audited financial statements. The results of operations for the periods ended September 30, 2015 and 2014 are not necessarily indicative of the operating results for the full year.

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

September 30, 2015 and December 31, 2014

(Unaudited)

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Consolidation

The accompanying consolidated financial statements included all of the accounts of the Company and its wholly-owned subsidiaries, C2R, Inc., a Nevada Corporation, and Jett Rink Oil, LLC, a Kansas Limited Liability Company. All intercompany transactions have been eliminated.

Recent Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. The guidance eliminates the definition of a development stage entity thereby removing the incremental financial reporting requirements from U.S. GAAP for development stage entities, primarily presentation of inception to date financial information. The provisions of the amendments are effective for annual reporting periods beginning after December 15, 2014, and the interim periods therein. Accordingly, the Company has adopted this standard as September 30, 2015.

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

September 30, 2015 and December 31, 2014

(Unaudited)

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Oil and Gas Properties (Continued)

Capitalized costs associated with impaired properties and capitalized costs related to properties having proved reserves, plus the estimated future development costs, and asset retirement costs under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 410 “Asset Retirement and Environmental Obligations” (FASB ASC 410), are amortized using the unit-of-production method based on proved reserves. Capitalized costs of oil and natural gas properties, net of accumulated amortization and deferred income taxes, are limited to the total of estimated future net cash flows from proved oil and natural gas reserves, discounted at ten percent, plus the cost of unevaluated properties.  Under certain specific conditions, companies could elect to use subsequent prices for determining the estimated future net cash flows. The use of subsequent pricing is no longer allowed. There are many factors, including global events that may influence the production, processing, marketing and price of oil and natural gas. A reduction in the valuation of oil and natural gas properties resulting from declining prices or production could adversely impact depletion rates and capitalized cost limitations. Capitalized costs associated with properties that have not been evaluated through drilling or seismic analysis, including exploration wells in progress at September 30, 2015, are excluded from the unit-of-production amortization. Exclusions are adjusted annually based on drilling results and interpretative analysis.

Sales of oil and natural gas properties are accounted for as adjustments to the net full cost pool with no gain or loss recognized, unless the adjustment would significantly alter the relationship between capitalized costs and proved reserves. If it is determined that the relationship is significantly altered, the corresponding gain or loss will be recognized in the statements of operations.

Costs of oil and gas properties are depleted using the unit-of-production method. For the nine months ended September 30, 2015, the Company recognized $-0- of depletion expense related to oil and gas production during the period.

Ceiling Test

In applying the full cost method, the Company performs an impairment test (ceiling test) at each reporting date, whereby the carrying value of property and equipment is compared to the value of its proved reserves discounted at a ten percent interest rate of future net revenues, based on current economic and operating conditions, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties.  During the nine months ended September 30, 2015 and the year ended December 31, 2014, the Company had recorded $-0- of impairment expense in connection with the full cost ceiling test calculation.

TIGER OIL AND ENERGY, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2015 and December 31, 2014

(Unaudited)

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

Revenues from the sale of oil and natural gas are recognized when the product is delivered at a fixed or determinable price, title has transferred, and collectability is reasonably assured.  For oil sales, this occurs when the customer takes delivery of oil from the operators’ storage tanks.

Earnings (Loss) per Share

The Company has adopted ASC 260, “Earnings Per Share,” (“EPS”) which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures, and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. As of September 30, 2015 the Company has 1,200,000 potentially dilutive shares of common stock. However, since the Company is in a net loss position the effects are anti-dilutive.

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

Oil and gas properties are stated at cost. As of September 30, 2015 and December 31, 2014, oil and gas properties, net consisted of the following:

	September 30, 2015	December 31, 2014

Unproved properties	$470,377	$470,377
Impairment of oil and gas leases	(65,540)	(65,540)

Oil and gas properties, net	$404,837	$404,837

TIGER OIL AND ENERGY, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2015 and December 31, 2014

(Unaudited)

NOTE 5 – CONVERTIBLE NOTES PAYABLE

On January 3, 2014, the Company received $600,000 in connection with a convertible note financing commitment, the terms of which call for the Company to receive three tranches of $200,000 each on a callable convertible note wherein the Company borrows the sum at five percent interest for one year and the investor can elect to continue to receive the interest on the note or have the Company issue the investor shares of common stock of the Company at $0.50 per share to retire the debt. The notes came due on December 12, 2014, and as of September 30, 2015 the notes were in default. At September 30, 2015 accrued interest on the notes totaled $52,054.

The Company analyzed the convertible debts under ASC 470-20 and determined that a beneficial conversion feature existed at execution. The intrinsic value of the beneficial conversion feature was determined to be $400,000 and was recorded as additional paid-in capital with an offset to debt discounts. During the nine months ended September 30, 2015 and the year ended December 31, 2014, $3,288 and $396,712 of the debt discount was amortized to interest expense, respectively, leaving an ending debt discount balance of $-0- at September 30, 2015.

NOTE 6 – NOTES PAYABLE

On June 11, 2015 the Company borrowed $5,000 from a related-party entity. Pursuant to the terms of the note, the principal accrues interest at a rate of five percent per annum, is unsecured, and is due in full on June 11, 2016. At September 30, 2015 accrued interest on the note totaled $76.

On May 6, 2015 the Company borrowed $5,000 from an unrelated third-party entity. Pursuant to the terms of the note, the principal accrues interest at a rate of five percent per annum, is unsecured, and is due in full on May 6, 2016. At September 30, 2015 accrued interest on the note totaled $101.

NOTE 7 – ASSET RETIREMENT OBLIGATIONS

The total future asset retirement obligation is estimated by management based on the Company’s net working interests in all wells and facilities, estimated costs to reclaim and abandon wells and facilities and the estimated timing of the costs to be incurred in future periods. At September 30, 2015 and December 31, 2014, the Company estimated the undiscounted cash flows related to asset retirement obligation to total approximately $105,000, respectively. The actual costs to settle the obligation are expected to occur in approximately 25 years. Through September 30, 2015, the Company established an asset retirement obligation of $9,860 for the wells acquired by the Company, which was capitalized to the value of the oil and gas properties. The fair value of the liability at September 30, 2015 and December 31, 2014 is estimated to be $11,349 and $10,819, respectively, using a risk free rate of 9.31 percent and inflation rates between 3.87 and 4.81 percent. Total accretion expense on the asset retirement obligation was $530 and $485 for the nine months ended September 30, 2015 and 2014, respectively.

TIGER OIL AND ENERGY, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2015 and December 31, 2014

(Unaudited)

NOTE 7 – ASSET RETIREMENT OBLIGATIONS (Continued)

Changes to the asset retirement obligation for the nine-month period ended September, 2015 and the year ended December 31, 2014 were as follows:

	September 30, 2015	December 31, 2014

Balance, beginning of period	$10,819	$7,023
Liabilities incurred	—	2,837
Disposal	—	—
Accretion expense	530	959
Balance, end of period	$11,349	$10,819

NOTE 8 – STOCKHOLDERS’ DEFICIT

The Company has 1,000,000 preferred shares authorized at a par value of $0.001 and 74,000,000 common shares authorized at par value of $0.001.  As of September 30, 2015 the Company has 42,013 shares of preferred stock and 42,728,159 shares of common stock issued and outstanding.

NOTE 9 – SUBSEQUENT EVENTS

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

For the Three Months Ended September 30, 2015 and 2014

Revenues

Revenues from continuing operations for the three-month period ended September 30, 2015 were $1,980, compared to $-0- for the comparable period of 2014. This increase resulted from oil and gas production from the Company’s Defore 19-1 well that commenced during 2015.

Operating Expenses

Operating expenses for the three months ended September 30, 2015 and 2014 were $8,256 and 8,115, respectively. The majority of these expenses related to general and administrative expenses totaling $7,986 and $7,950 for the three months ended September 30, 2015 and 2014, respectively. These general and administrative expenses include primarily consulting, legal and auditor fees, and increased pursuant to the commencement of the Company’s Defore 19-1 oil and gas operations. The Company also recognized accretion expense of $181 and $165 during the three months ended September 30, 2015 and 2014, respectively, as well as lease operating expenses of $89 for the three months ended September 30, 2015.

Other Income (Expenses)

During the three months ended September 30, 2015 and 2014 the Company recognized interest expense in the amount of $7,688 and $108,609, respectively. Interest expense decreased primarily due to the Company amortizing the debt discount of convertible debt to interest expense during 2014.

Net Loss

For the three months ended September 30, 2015 and 2014, the Company recognized a net loss in the amounts of $13,964 and $116,724, respectively. The decreased net loss was largely the result of the significant decrease in interest expense from 2014.

For the Nine Months Ended September 30, 2015 and 2014

Revenues

Revenues from continuing operations for the nine-month period ended September 30, 2015 were $11,643, compared to $-0- for the comparable period of 2014. This increase resulted from oil and gas production from the Company’s Defore 19-1 well that commenced during 2015.

Operating Expenses

Operating expenses for the nine months ended September 30, 2015 and 2014 were $43,239 and 57,689, respectively. The majority of these expenses related to general and administrative expenses totaling $42,183 and $57,204 for the nine months ended September 30, 2015 and 2014, respectively. These general and administrative expenses include primarily consulting, legal and auditor fees, and increased pursuant to the commencement of the Company’s Defore 19-1 oil and gas operations. The Company also recognized accretion expense of $530 and $485 during the nine months ended September 30, 2015 and 2014, respectively, as well as lease operating expenses of $526 for the nine months ended September 30, 2015.

Other Income (Expenses)

During the nine months ended September 30, 2015 and 2014 the Company recognized interest expense in the amount of $25,903 and $318,229, respectively. Interest expense decreased primarily due to the Company amortizing the debt discount of convertible debt to interest expense during 2014. Additionally, the Company recognized a gain on forgiveness of debt totaling $2,450 during the 2014 period.

Net Loss

For the nine months ended September 30, 2015 and 2014, the Company recognized a net loss in the amounts of $57,499 and $373,468, respectively. The decreased net loss was largely the result of the significant decrease in interest expense from 2014.

Liabilities

The Company’s liabilities primarily consist of current amounts payable or accrued expenses due to trade creditors of $63,583 and $34,409 at September 30, 2015 and December 31, 2014, respectively. Additionally the Company owes $4,000 and $6,000, respectively as related party accounts payable. At September 30, 2015 and December 31, 2014 the Company holds a note payable with an outstanding balance of $5,000 and $-0-, respectively, and a note payable to a related party with balances of $5,200 and $200 at September 30, 2015 and December 31, 2014, respectively. The new notes payable borrowings were consummated in order to fund business operations. The Company also has a convertible note payable with a net balance of $600,000 and $596,712 at September 30, 2015, and December 31, 2014, respectively. Additionally, the Company has a long-term asset retirement obligation with a balance of $11,349 and $10,819 at September 30, 2015 and 2014, respectively.

Liquidity and Capital Resources

As of September 30, 2015, the Company had $719 in current assets, consisting of $519 in cash, and deposits of $200, compared to $17,226 in current assets at December 31, 2014, which consisted of cash of $17,026 and deposits of $200. Total liabilities at September 30, 2015 totaled $689,132 compared to $648,140 at December 31, 2014. At September 30, 2015 the Company had a current ratio of 0.001.

The Company estimates that it will require $400,000 to accomplish its short-term goal of bringing shut-in wells back into production and the company's sole source of liquidity to this point has been through the sale of common stock. Such funding that is required to maintain liquidity will come in the form of equity sales of common stock.

Cash used in operations totaled $26,507 and $64,185 for the nine months ended September 30, 2015 and 2014, respectively. The decrease in cash used in operations results primarily from a decreased net loss for the period, partially offset by the prior period’s amortization of convertible debt discounts. Cash used in investing activities totaled $-0- and 402,000, respectively, and cash provided by financing activities totaled $10,000 and $490,000 for the nine months ended September 30, 2015 and 2014, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of September 30, 2015 under the direction of the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended. Based on the evaluation of these controls and procedures required by paragraph (b) of Sec. 240.13a-15 or 240.15d-15 the disclosure controls and procedures are not effective.

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

Evaluation of Internal Control Over Financial Reporting

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2015. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. In management’s assessment of the effectiveness of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) as required by Exchange Act Rule 13a-15(c), our management concluded as of the end of the fiscal year covered by this Quarterly Report on Form 10-Q that our internal control over financial reporting has not been effective.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of September 30, 2015:

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

PART II - Other Information.

Item 1. Legal Proceedings

The Company has been enjoined with a multiple of others in a lawsuit the Company considers a frivolous and nuisance lawsuit. The Company believes the suit is without merit and will defend itself vigorously.

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

November 12, 2015

/s/ Kenneth B. Liebscher
Kenneth B. Liebscher, Director & CEO

