Form 10-K
period 2015-12-31
Tiger Oil & Energy, Inc.
filed 2016-04-14
CIK 1386018

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  [_]    No  [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes  [_]    No  [x]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [x]    No  [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes  [_]    No  [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]	Accelerated filer [_]

Non-accelerated filer [_] (Do not check if a smaller reporting company)	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  [_]    No  [x]

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

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of April 13, 2016 the Company had 42,728,159 issued and outstanding shares of its common stock and 42,013 of its preferred stock.

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

On November 29 the Company expanded its original agreement and entered into a co-development agreement with Black Hawk Exploration covering approximately 2,553 acres of oil and gas leases in Cowley County, Kansas. BHWX owns 100% of the leases within the Prospect Area and has an undivided 81.5% working interest in and to the oil and gas leases and their previous 10 shut-in oil and gas wells.

The joint agreement includes in one shut-in oil/gas well, the #1 Baker, located on the Keith Baker lease. Also subject to joint development is a 100% interest in 9 other oil wells previously shut-in. The Company’s program calls for re-working all 10 locations directly or in joint venture with Black Hawk and returning all of them to cash flow production.

On February. 4, 2011, we retained International IR Inc. (IRR) to provide media services. IIR is a strategic consulting firm that works primarily with emerging growth companies in the resource sector. IIR will focus on providing multiple information platforms to TGRO’s shareholders and advise as well as negotiate on behalf of the Company, acquisition, exploration and joint venture agreements and strategies.

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

On May 4, 2014 we acquired 30% WI in the DeFore and Stalnaker leases in Cowley County from a Company affiliated with the President of our Company. For $10,000. The Company paid $400,000 for their share of drilling two wells on the leases. The DeFore 16-1 well went on line in January 2015. The Stalnaker 17-1 is being evaluated for fracking and expected to start producing oil in the second quarter of 2015.

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

Item 1A. Risk Factors.

Not Applicable

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

Our offices are located at 7230 Indian Creek Lane, Ste 201, Las Vegas, NV 89149. The facilities are on a month to month basis at a cost of $500 per month. Specific direct expenses incurred such as telephone and secretarial services are charged back to the Company at cost.

Item 3. Legal Proceedings.

During the year ended December 31, 2015 the Company became party to a legal action brought about by an unrelated third-party individual, wherein the plaintiff alleges the Company “participated and/or conspired in a scheme to disseminate spam emails” which were misleading in order to encourage individuals to purchase shares the Company’s common stock at an artificial and/or inflated stock price. As of December 31, 2015, the matter remains in the discovery stage; however, the Company deems the matter to be frivolous and will vigorously defend itself in the matter. The Company’s legal counsel calculates the probability of a negative outcome to be minimal; therefore the Company has not accrued any reserve for potential damages pursuant to this matter.

Item 4. Submission of Matters to a Vote of Security Holders.

None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock trades on the Over-The-Counter Bulletin Board (OTC:BB) under the symbol TGRO. The following table shows the high and low trading prices for the past two years.

	2015		2014
	High	Low	High	Low
Qtr 1	0.0598	0.025	1.27	0.18
Qtr 2	0.0314	0.019	0.39	0.15
Qtr 3	0.025	0.013	0.19	0.09
Qtr 4	0.025	0.008	0.10	0.05

We did not make any dividend payments during the fiscal years ended December 31, 2015 or 2014 and have no plans to pay dividends in the foreseeable future. We did not repurchase any shares of our common stock during the fiscal year ended December 31, 2015 or 2014.

Transfer Agent: Quicksilver Stock Transfer LLC, 2258 Green Mountain Ct. Las Vegas Nevada 89135

The Company did not make any repurchases of its securities during the year ended December 31, 2015.

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

Revenues

Revenues from continuing operations for the years ended December 31, 2015 and 2014 were $15,008 and $-0-, respectively. In 2009, as part of the sale of the legacy business the Company divested all assets that generated revenue. During the 2015 fiscal year the Company once again began recognizing revenues on the sale of oil and gas.

Operating Expenses

Operating expenses for the year ended December 31, 2015 and 2014 were $490,655 and $62,546, respectively. Of these totals, general and administrative expenses amounted to $38,365 and $40,886, respectively; legal and professional expenses totaled $46,059 and $20,701, respectively; and accretion expense totaled $715 and $959, respectively. Additionally, in the 2015 fiscal year the Company recognized $679 in lease operating expenses and recorded an impairment of its oil and gas properties in the amount of $404,837.

Other Income (Expenses)

During the years ended December 31, 2015 and 2014 the Company recognized interest expense in the amount of $33,741 and $426,613, respectively. Of the 2014 interest expense total, $396,712 related directly to the amortization of a debt discount resulting from new convertible debt financing. The Company also recognized a gain on forgiveness of debt totaling $2,450 in 2014.

Net Loss

For the years ended December 31, 2015 and 2014, the Company recognized net losses in the amounts of $509,388 and $486,709, respectively.

Liabilities

The Company’s liabilities primarily consist of current amounts payable or accrued to trade creditors. At December 31, 2015 and 2014 the Company holds holds notes payable with outstanding balances of $58,200 and $200, respectively, notes payable to related parties totaling $35,000 and $-0-, respectively, and convertible note payable with net balances of $$600,000 and $596,712, respectively.

Liquidity and Capital Resources

At December 31, 2015 the Company had negative working capital of $723,931, compared to negative working capital of $620,095 in 2014.

As of December 31, 2015, the Company had $15,247 in current assets, consisting of $15,047 in cash, and deposits of $200, compared to $17,226 in current assets at December 31, 2014, which consisted of cash of $17,026 and deposits of $200. Total liabilities at December 31, 2015 totaled $750,712 compared to $648,140 at December 31, 2014. The current liabilities at December 31, 2015 consisted of accounts payable and accrued expenses of $82,978, accounts payable to related parties of $16,000, notes payable of $40,200, and convertible notes payable, net of discounts, of $600,000. At December 31, 2014 the current liabilities consisted of accounts payable and accrued expenses of $34,409, accounts payable to related parties of $6,000, notes payable of $200 and net convertible notes payable of $596,712.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T). Controls and Procedures.

As of December 31, 2015, under the direction of the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended.  Based on the evaluation of these controls and procedures required by paragraph (b) of Sec. 240.13a-15 or 240.15d-15 the disclosure controls and procedures have been found to be not effective.

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

The Company has not taken any steps at this time to address these weaknesses but expects to formulate a plan before fiscal year ending December 31, 2016.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The names, ages, and respective positions of the directors, officers, and significant employees of the Company are set forth below.

Name	Position Held with the Company	Age	Date First Elected or Appointed
Kenneth Liebscher	President and Director	73	July 1, 2006 to present
Howard Bouch	Chief Financial Officer and Director Secretary Treasurer	71	January 12, 2007 to present

Kenneth B. Liebscher, President, CEO, Director and Chairman.

Ken Liebscher is a 73-year-old international businessman with 40 years of securities and executive management experience. Mr. Liebscher is a graduate of St. George’s School, Vancouver, B.C. and also attended the University of British Columbia. In 22 years with the world’s largest dental products manufacturer, Dentsply International Inc., Mr. Liebscher held several positions culminating as the Manager of their West Coast Division, headquartered in San Francisco California. Mr. Liebscher was recruited by a major Europe based competitor, Ivoclar Liechtenstein to lead their entry into the North American market and, within two years, became Executive Vice President of Sales and Marketing and helped expand this company’s sales to $300,000,000 US before retiring.

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

Howard Bouch, CFO and Director

Howard Bouch, age 71, is a Private Practice Chartered Accountant with over 38 years of Public and Private international experience. Mr. Bouch originally qualified as a Chartered Accountant (English and Wales Institute) in 1968. Mr. Bouch joined Deloitte & Co, Lusaka, Zambia from 1970 - 1972. Mr. Bouch joined Anglo American Corp, Zambia working as Head Office Chief Accountant for Nchanga Consolidated Copper Mines (world’s 2nd largest) from 1972 - 1976. In 1976 Mr. Bouch returned to the UK and joined Babcock and Wilcox, Engineers, Nottinghamshire, England as Chief Accountant for one of their subsidiaries. Mr. Bouch was Chief Accountant of a private building firm in Cumbria, England from 1978 - 1984. In 1984 Mr. Howard Bouch established a Private Practice as a Chartered Accountant and continues to provide professional services to Cumbrian firms to the present. Mr. Bouch is a Director of Viavid Broadcasting Inc., a fully reporting, US Public Company, trading on the Pink Sheets under the symbol (VVDB) and Director and CFO of Universal Potash Corp. (UPCO). He is also as Director and CFO of Black Hawk Exploration Inc., (BHWX) and Director and CFO of Convenientcast, Inc. (CVCT).

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

Item 11. Executive Compensation.

The following charts include compensation and options received by all Officers and Directors of the Company.

Officers and Directors

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards	Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Kenneth Liebscher	2015	0	0	0	0	0	0	12,000	12,000
	2014	0	0	0	0	0	0	12,000	12,000
Howard Bouch	2015	0	0	0	0	0	0	0	0
	2014	0	0	0	0	0	0	12,000	12,000

OPTIONS

There are no options granted.

For the year ended December 31, 2015 and 2014 share-based compensation expense of $-0- and $-0- was recognized, respectively.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The owners of 5% or more of the Shares, as well as the officers and directors who own Shares as of December 31, 2015, are set forth in the following chart:

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

Item 14. Principal Accounting Fees and Services.

On November. 2, 2009, the accounting firm of Sadler, Gibb & Associates, LLC was engaged as the Registrant’s independent registered public account firm.

	2015	2014
Audit Fees	$9,500	$9,500
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$9,500	$9,500

Services rendered by Sadler Gibb & Associates for the year ended December 31, 2015 in connection with fees presented above were as follows:

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

We have reviewed and discussed with management the Company’s audited consolidated financial statements as of and for the year ended December 31, 2015.

Based on the reviews and discussions with the audit group, we have recommended to the Board that the audited consolidated financial statements referred to above be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

Date April 13, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Kenneth Liebscher	April 13, 2016
Kenneth Liebscher,	Date
President, CEO, Director

/s/ Howard Bouch	April 13, 2016
Secretary, Treasurer, CFO Director	Date

TIGER OIL AND ENERGY, INC.

AUDIT REPORT OF INDEPENDENT ACCOUNTANTS
AND
CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Tiger Oil and Energy, Inc.

We have audited the accompanying consolidated balance sheets of Tiger Oil and Energy, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two year period ended December 31, 2015. Tiger Oil and Energy, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tiger Oil and Energy, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered net losses and has accumulated a significant deficit. These factors raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

April 13, 2016

TIGER OIL AND ENERGY, INC.
Consolidated Balance Sheets

	December 31,
	2015	2014

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$15,047	$17,026
Prepaid expenses and deposits	200	200

Total Current Assets	15,247	17,226

OTHER ASSETS
Oil and gas properties, net (full cost method)	—	404,837

TOTAL ASSETS	$15,247	$422,063

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$82,978	$34,409
Accounts payable - related party	16,000	6,000
Notes payable	5,200	200
Notes payable - related party	35,000	—
Convertible note payable, net of discounts of
$-0- and $3,288, respectively	600,000	596,712

Total Current Liabilities	739,178	637,321

LONG-TERM LIABILITIES
Asset retirement obligation	11,534	10,819

Total Long-Term Liabilities	11,534	10,819

TOTAL LIABILITIES	750,712	648,140

STOCKHOLDERS' DEFICIT
Preferred stock - 1,000,000 shares authorized,
$0.001 par value; 42,013 issued and outstanding	42	42
Common stock - 74,000,000 shares authorized,
$0.001 par value; 42,728,159 issued and outstanding	42,728	42,728
Additional paid-in capital	4,675,176	4,675,176
Accumulated deficit	(5,453,411)	(4,944,023)

Total Stockholders' Deficit	(735,465)	(226,077)

TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIT	$15,247	$422,063

The accompanying notes are an integral part of these consolidated financial statements.

TIGER OIL AND ENERGY, INC.
Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2015	2014

REVENUES	$15,008	$—

OPERATING EXPENSES
Lease operating expense	679	—
Accretion expense	715	959
Legal and professional	46,059	20,701
Impairment of oil and gas properties	404,837	—
General and administrative	38,365	40,886

Total Operating Expenses	490,655	62,546

LOSS FROM OPERATIONS	(475,647)	(62,546)

OTHER INCOME (EXPENSE)
Interest expense	(33,741)	(426,613)
Gain on forgiveness of debt	—	2,450

Total Other Income (Expense)	(33,741)	(424,163)

LOSS BEFORE TAXES	(509,388)	(486,709)
Provision for income taxes	—	—

NET LOSS	$(509,388)	$(486,709)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.01)

BASIC AND DILUTED WEIGHTED
AVERAGE NUMBER OF SHARES
OUTSTANDING	42,728,159	42,728,159

The accompanying notes are a integral part of these consolidated financials statements.

TIGER OIL AND ENERGY, INC.
Consolidated Statement of Stockholders' Deficit

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2013	42,013	$42	42,728,159	$42,728	$4,275,176	$(4,457,314)	$(139,368)

Beneficial conversion on
convertible note payable	—	—	—	—	400,000	—	400,000

Net loss for the year ended
December 31, 2014	—	—	—	—	—	(486,709)	(486,709)

Balance, December 31, 2014	42,013	42	42,728,159	42,728	4,675,176	(4,944,023)	(226,077)

Net loss for the year ended
December 31, 2015	—	—	—	—	—	(509,388)	(509,388)

Balance, December 31, 2015	42,013	$42	42,728,159	$42,728	$4,675,176	$(5,453,411)	$(735,465)

The accompanying notes are an integral part of these consolidated financial statements.

TIGER OIL AND ENERGY, INC.
Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,
	2015	2014
OPERATING ACTIVITIES
Net loss	$(509,388)	$(486,709)
Adjustments to Reconcile Net Loss to Net
Cash Used by Operating Activities:
Depreciation, amortization and accretion expense	715	959
Impairment of oil and gas properties	404,837	—
Amortization of debt discount	3,288	396,712
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	48,569	11,995
Accounts payable - related party	10,000	6,000

Net Cash Used in Operating Activities	(41,979)	(71,043)

INVESTING ACTIVITIES
Capitalized oil and gas development costs	—	(402,000)

Net Cash Used in Investing Activities	—	(402,000)

FINANCING ACTIVITIES
Proceeds from note payable	40,000	—
Repayments on note payable	—	(110,000)
Proceeds from convertible debt	—	600,000

Net Cash Provided by Financing Activities	40,000	490,000

NET INCREASE (DECREASE) IN CASH	$(1,979)	$16,957
CASH AT BEGINNING OF PERIOD	17,026	69

CASH AT END OF PERIOD	$15,047	$17,026

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Income taxes	$—	$3,333
Interest	—	—

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Beneficial conversion on convertible note	$—	$400,000
Asset retirement obligations	$—	$2,837

The accompanying notes are an integral part of these consolidated financial statements.

TIGER OIL AND ENERGY, INC.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

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

TIGER OIL AND ENERGY, INC.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

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

TIGER OIL AND ENERGY, INC.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

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

The Company recognized impairment expense totaling $404,837 and $-0- for the years ended December 31, 2015 and 2014, respectively.

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

TIGER OIL AND ENERGY, INC.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basic and Diluted Loss per Share

Basic and diluted loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. The Company had 1,200,000 potential dilutive shares. as of December 31, 2015. that were excluded as their effect was anti-dilutive.

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

Capitalized costs associated with impaired properties and capitalized costs related to properties having proved reserves, plus the estimated future development costs, and asset retirement costs under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 410 “Asset Retirement and Environmental Obligations” (FASB ASC 410), are amortized using the unit-of-production method based on proved reserves. Capitalized costs of oil and natural gas properties, net of accumulated amortization and deferred income taxes, are limited to the total of estimated future net cash flows from proved oil and natural gas reserves, discounted at ten percent, plus the cost of unevaluated properties.  Under certain specific conditions, companies could elect to use subsequent prices for determining the estimated future net cash flows. The use of subsequent pricing is no longer allowed. There are many factors, including global events that may influence the production, processing, marketing and price of oil and natural gas. A reduction in the valuation of oil and natural gas properties resulting from declining prices or production could adversely impact depletion rates and capitalized cost limitations. Capitalized costs associated with properties that have not been evaluated through drilling or seismic analysis, including exploration wells in progress at December 31, 2015, are excluded from the unit-of-production amortization. Exclusions are adjusted annually based on drilling results and interpretative analysis.

TIGER OIL AND ENERGY, INC.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

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

Costs of oil and gas properties are depleted using the unit-of-production method. For the years ended December 31, 2015 and 2014, the Company recognized $-0- of depletion expense related to oil and gas production during the period.

Ceiling Test

In applying the full cost method, the Company performs an impairment test (ceiling test) at each reporting date, whereby the carrying value of property and equipment is compared to the value of its proved reserves discounted at a ten percent interest rate of future net revenues, based on current economic and operating conditions, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties.  During the years ended December 31, 2015 and 2014, the Company had recorded $404,837 and $-0-, respectively, of impairment expense in connection with the full cost ceiling test calculation.

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

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of its consolidated financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s consolidated financial statements.

TIGER OIL AND ENERGY, INC.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

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

NOTE 3 – OIL AND GAS PROPERTIES

On April 3, 2014, the Company signed an election to participate in the first of three wells with Toto Energy, LLC in Cowley County, Kansas. The Company will has a 30 percent working interest and a 24.45 percent net royalty interest in the well. As of December 31, 2015, the Company has capitalized $213,000 of cash payments made to commence operations development of the well.

On May 10, 2014, the Company signed an election to participate in the second of three wells with Toto Energy, LLC in Cowley County, Kansas. The Company has a 30 percent working interest and a 24.45 percent net royalty interest in the well. As of December 31, 2015, the Company has capitalized $189,000 of cash payments made to commence operations development of the well.

During the years ended December 31, 2015 and 2014, the Company had recorded $404,837 and $-0-, respectively, of impairment expense in connection with the full cost ceiling test calculation.

Oil and gas properties are stated at cost. As of December 31, 2015 and December 31, 2014, oil and gas properties, net consisted of the following:

	December 31, 2015	December 31, 2014

Unproved properties	$470,377	$470,377
Impairment of oil and gas leases	(470,377)	(65,540)

Oil and gas properties, net	$—	$404,837

TIGER OIL AND ENERGY, INC.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

NOTE 4 – CONVERTIBLE NOTES PAYABLE

On January 3, 2014, the Company received $600,000 in connection with a convertible note financing commitment, the terms of which call for the Company to receive three tranches of $200,000 each on a callable convertible note wherein the Company borrows the sum at five percent interest for one year and the investor can elect to continue to receive the interest on the note or have the Company issue the investor shares of common stock of the Company at $0.50 per share to retire the debt. The notes came due on December 12, 2014, and as of December 31, 2015 the notes were in default. At December 31, 2015 accrued interest on the notes totaled $59,616.

The Company analyzed the convertible debts under ASC 470-20 and determined that a beneficial conversion feature existed at execution. The intrinsic value of the beneficial conversion feature was determined to be $400,000 and was recorded as additional paid-in capital with an offset to debt discounts. During the year ended December 31, 2015 and the year ended December 31, 2014, $3,288 and $396,712 of the debt discount was amortized to interest expense, respectively, leaving an ending debt discount balance of $-0- at December 31, 2015.

NOTE 5 – NOTES PAYABLE

On May 6, 2015 the Company borrowed $5,000 from an unrelated third-party entity. Pursuant to the terms of the note, the principal accrues interest at a rate of five percent per annum, is unsecured, and is due in full on May 6, 2016. At December 31, 2015 accrued interest on the note totaled $164.

NOTE 6 – NOTES PAYABLE – RELATED PARTY

On June 11, 2015 the Company borrowed $5,000 from a related-party entity. Pursuant to the terms of the note, the principal accrues interest at a rate of five percent per annum, is unsecured, and is due in full on June 11, 2016. Subsequent to the initial borrowing the Company borrowed an additional $30,000 from the same lender under the same terms. At December 31, 2015 the total outstanding principal balance due to the lender was $35,000, and aggregate accrued interest on the notes totaled $290.

NOTE 7 – ASSET RETIREMENT OBLIGATIONS

The total future asset retirement obligation is estimated by management based on the Company’s net working interests in all wells and facilities, estimated costs to reclaim and abandon wells and facilities and the estimated timing of the costs to be incurred in future periods. At December 31, 2015 and 2014, the Company estimated the undiscounted cash flows related to asset retirement obligation to total approximately $105,000. The actual costs to settle the obligation are expected to occur in approximately 25 years. Through December 31, 2015, the Company established an asset retirement obligation of $9,860 for the wells acquired by the Company, which was capitalized to the value of the oil and gas properties. The fair value of the liability at December 31, 2015 and 2014 is estimated to be $11,534 and $10,819, respectively, using a risk free rate of 9.31 percent and inflation rates between 3.87 and 4.81 percent. Total accretion expense on the asset retirement obligation was $715 and $959 for the years ended December 31, 2015 and 2014, respectively.

TIGER OIL AND ENERGY, INC.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

NOTE 7 – ASSET RETIREMENT OBLIGATIONS (Continued)

Changes to the asset retirement obligation for the nine-month period ended December 31, 2015 and 2014 were as follows:

	December 31, 2015	December 31, 2015

Balance, beginning of period	$10,819	$7,023
Liabilities incurred	—	2,837
Accretion expense	715	959
Balance, end of period	$11,534	$10,819

NOTE 8 – STOCKHOLDERS’ DEFICIT

The Company has 1,000,000 preferred shares authorized at a par value of $0.001 and 74,000,000 common shares authorized at par value of $0.001.  As of December 31, 2015 the Company has 42,013 shares of preferred stock and 42,728,159 shares of common stock issued and outstanding.

NOTE 9 – RELATED PARTY TRANSACTIONS

At December 31, 2015 and 2014 the Company was owed its CFO $16,000 and $4,000, respectively, in accrued consulting fees

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

	For the Years Ended
	December 31,
	2015	2014
Current taxes	$(173,192)	$(165,481)
Impairment of oil and gas properties	137,645	—
Valuation allowance	35,547	165,481
Total provision for income taxes	$—	$—

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 34% to pretax income from continuing operations for the years ended December 31, 2015 and 2014 due to the following:

	December 31,
	2015	2014
Loss carry forwards (expire through 2034)	$1,568,832	$1,395,640

Total gross deferred tax asset	718,676	683,128
Valuation allowance	(718,676)	(683,128)
Net deferred taxes	$—	$—

TIGER OIL AND ENERGY, INC.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

NOTE 10 – INCOME TAXES (Continued)

At December 31, 2015, the Company had net operating loss carry forwards of approximately $1,568,832 that may be offset against future taxable income through 2034.  The Company adopted the provisions of ASC 740 at the beginning of fiscal year 2008. As a result of this adoption, the Company has not made any adjustments to deferred tax assets or liabilities. The Company did not identify any material uncertain tax positions on returns that have been filed or that will be filed. The Company has not had operations resulting in net income and is carrying a large Net Operating Loss as disclosed above.  Since it is not thought that this Net Operating Loss will ever produce a tax benefit, even if examined by taxing authorities and disallowed entirely, there would be no effect on the financial statements.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

During the year ended December 31, 2015 the Company became party to a legal action brought about by an unrelated third-party individual, wherein the plaintiff alleges the Company “participated and/or conspired in a scheme to disseminate spam emails” which were misleading in order to encourage individuals to purchase shares the Company’s common stock at an artificial and/or inflated stock price. As of December 31, 2015, the matter remains in the discovery stage; however, the Company deems the matter to be frivolous and will vigorously defend itself in the matter. The Company’s legal counsel calculates the probability of a negative outcome to be minimal; therefore the Company has not accrued any reserve for potential damages pursuant to this matter.

NOTE 12 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and there are no material subsequent events to report.

TIGER OIL AND ENERGY, INC.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

SUPPLEMENTAL INFORMATION TO

FINANCIAL STATEMENTS (Unaudited)

Oil and Gas Producing Activities

In January 2010, the Financial Accounting Standards Board (FASB) issued FASB Accounting Standards Update (ASU) No. 2010-03, "Oil and Gas Reserve Estimations and Disclosures" (ASU No. 2010-03). This update aligns the current oil and gas reserve estimation and disclosure requirements of the Extractive Industries - Oil and Gas topic of the FASB Accounting Standards Codification (ASC Topic 932) with the changes required by the final rule of the Securities and Exchange Commission (the “SEC”), "Modernization of Oil and Gas Reporting." ASU No. 2010-03 must be applied prospectively as a change in accounting principle that is inseparable from a change in accounting estimate and is effective for entities with annual reporting periods ending on or after December 31, 2009.

Oil and Gas Reserves  Users of this information should be aware that the process of estimating quantities of "proved," "proved developed," "proved undeveloped" and "probable" crude oil, natural gas liquids and natural gas reserves is complex, requiring significant subjective decisions in the evaluation of all available geological, engineering and economic data for each reservoir. The data for a given reservoir may also change substantially over time as a result of numerous factors including, but not limited to, additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. Consequently, material revisions (upward or downward) to existing reserve estimates may occur from time to time. Although reasonable effort is made to ensure that reserve estimates reported represent the most accurate assessments possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures. See ITEM 1A. Risk Factors.

Proved reserves represent estimated quantities of crude oil, natural gas liquids and natural gas that geoscience and engineering data can estimate, with reasonable certainty, to be economically producible from a given day forward from known reservoirs under economic conditions, operating methods and government regulation before the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation.

Proved developed reserves are proved reserves expected to be recovered under operating methods being utilized at the time the estimates were made, through wells and equipment in place or if the cost of any required equipment is relatively minor compared to the cost of a new well.

Proved undeveloped reserves are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required. Reserves on undrilled acreage are limited to those directly offsetting development spacing areas that are reasonably certain of production when drilled, unless evidence using reliable technology exists that establishes reasonable certainty of economic producibility at greater distances. Undrilled locations can be classified as having undeveloped reserves only if a development plan has been adopted indicating that they are scheduled to be drilled within five years, unless the specific circumstances justify a longer time. Estimates for proved undeveloped reserves are not attributed to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual projects in the same reservoir or an analogous reservoir, or by other evidence using reliable technology establishing reasonable certainty.

TIGER OIL AND ENERGY, INC.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

SUPPLEMENTAL INFORMATION TO

FINANCIAL STATEMENTS (Unaudited)

Oil and Gas Producing Activities (Continued)

Probable undeveloped reserves are those additional reserves that are less certain to be recovered than proved reserves but which, together with proved reserves, are as likely as not to be recovered. Probable reserves may be assigned to areas of a reservoir adjacent to proved reserves where data control or interpretations of available data are less certain, even if the interpreted reservoir continuity of structure or productivity does not meet the reasonable certainty criterion. Probable reserves may be assigned to areas that are structurally higher than the proved area if these areas are in communication with the proved reservoir.

No major acquisition or sale of oil and gas properties or other favorable or adverse event subsequent to December 31, 2015 is believed to have caused a material change in the estimates of proved developed or proved undeveloped or probable undeveloped reserves as of that date.

NET PROVED RESERVE SUMMARY

The following table sets forth the Company's net proved reserves, including proved developed and proved undeveloped reserves, at December 31, 2015 and 2014, as pursuant to reserve reports prepared by the Company’s independent, certified petroleum engineer.

	December 31, 2015	December 31, 2014

Net Proved Developed Reserves:
Crude oil (Bbls)	—	—
Natural gas (Mcf)	—	—
Oil equivalents (Boe)	—	—

Net Proved Undeveloped Reserves:
Crude oil (Bbls)	—	—
Natural gas (Mcf)	—	—
Oil equivalents (Boe)	—	—

Net Proved Developed and Undeveloped Reserves:
Crude oil (Bbls)	—	—
Natural gas (Mcf)	—	—
Oil equivalents (Boe)	—	—

TIGER OIL AND ENERGY, INC.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

SUPPLEMENTAL INFORMATION TO

FINANCIAL STATEMENTS (Unaudited)

Capitalized Costs Relating to Oil and Gas Producing Activities The following table sets forth the capitalized costs relating to the Company’s crude oil and natural gas producing activities at December 31, 2015 and 2014:

	At December 31, 2015	At December 31, 2014

Proved leasehold costs	$—	$—
Costs of wells and development	910,855	910,855
Capitalized asset retirement costs	9,860	9,860
Total cost of oil and gas properties	920,715	920,715
Accumulated depreciation, depletion, and impairment	-920,715	-515,878
Net Capitalized Costs	$—	$404,837

Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities The following table sets forth the costs incurred in the Company’s oil and gas property acquisition, exploration and development activities for the ended December 31, 2015 and 2014:

	For the Year Ended December 31, 2015	For the Year Ended December 31, 2014

Acquisition of properties:
Proved	$—	$—
Exploration costs	—	404,837
Development costs	—	—
Net Capitalized Costs	$—	$404,837

Results of Operations for Oil and Gas Producing Activities The following table sets forth the results of operations for oil and gas producing activities for the year ended December 31, 2015 and 2014:

	For the Year Ended December 31, 2015	For the Year Ended December 31, 2014

Crude oil and gas revenues	$15,008	$—
Production costs	-679	—
Depreciation, depletion and accretion	-715	-959
Results of operations for producing activities, excluding corporate overhead	$13,614	$-959

TIGER OIL AND ENERGY, INC.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

SUPPLEMENTAL INFORMATION TO

FINANCIAL STATEMENTS (Unaudited)

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves  The following information has been developed utilizing procedures prescribed by ASC Topic 932 and is based on crude oil and natural gas reserves and production volumes estimated by the Company’s independent petroleum consultants. The estimates were based on a $43.92/BO crude oil price. The following information may be useful for certain comparison purposes, but should not be solely relied upon in evaluating the Company or its performance. Further, information contained in the following table should not be considered as representative of realistic assessments of future cash flows, nor should the Standardized Measure of Discounted Future Net Cash Flows be viewed as representative of the current value of the Company.

The future cash flows presented below are based on sales prices, cost rates and statutory income tax rates in existence as of the date of the projections. It is expected that material revisions to some estimates of crude oil and natural gas reserves may occur in the future, development and production of the reserves may occur in periods other than those assumed, and actual prices realized and costs incurred may vary significantly from those used.

Future production and development costs were computed by estimating those expenditures expected to occur in developing and producing the proved oil and natural gas reserves at the end of the year, based on year-end costs. Actual future cash inflows may vary considerably, and the standardized measure does not necessarily represent the fair value of the Company’s oil and natural gas reserves.

Management does not rely upon the following information in making investment and operating decisions. Such decisions are based upon a wide range of factors, including estimates of probable and possible reserves as well as proved reserves, and varying price and cost assumptions considered more representative of a range of possible economic conditions that may be anticipated.

The following table sets forth the standardized measure of discounted future net cash flows from projected production of the Company’s oil and gas reserves as of December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014

Future cash inflows	$—	$—
Future production and development costs	—	—
Future income tax and insurance expense	—	—
Future net cash inflows	—	—
10% annual discount for estimated timing of cash flows	—	—
Standardized measure of discounted future net cash flows	$—	$—

TIGER OIL AND ENERGY, INC.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

SUPPLEMENTAL INFORMATION TO

FINANCIAL STATEMENTS (Unaudited)

Changes in Standardized Measure of Discounted Future Net Cash Flows  The following table sets forth the changes in the standardized measure of discounted future net cash flows for the year ended December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
Beginning of period	$—	$—
Revenues less production and other costs	—	—
Changes in price, net of production costs	—	—
Development costs incurred	—	—
Net changes in future development costs	—	—
Purchases of reserves in place	—	—
Accretion of discount	—	—
Net change in income taxes	—	—
Timing differences and other	—	—
End of period	$—	$—

