Form 10-Q
period 2016-05-30
Tiger Oil & Energy, Inc.
filed 2016-08-03
CIK 1386018

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of July 29, 2016, the Company had 42,728,159 issued and outstanding shares of its common stock and 42,013 issued shares of preferred stock.

TIGER OIL AND ENERGY, INC.

1

PART I — FINANCIAL INFORMATION

The accompanying interim unaudited financial statements of Tiger Oil and Energy, Inc. (a Nevada corporation) are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company’s most recent annual financial statements for the year ended December 31, 2015 included in a 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on April 14, 2016. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying interim financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying interim financial statements for the six months ended June 30, 2016 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2016.

2

TIGER OIL AND ENERGY, INC.

FINANCIAL STATEMENTS

TIGER OIL AND ENERGY, INC.
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$527	$15,047
Prepaid expenses and deposits	200	200

Total Current Assets	727	15,247

TOTAL ASSETS	$727	$15,247

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$89,282	$82,978
Accounts payable - related party	30,000	16,000
Notes payable	5,200	5,200
Notes payable - related party	54,000	35,000
Convertible note payable, net of discounts of
$-0- and $-0-, respectively	600,000	600,000

Total Current Liabilities	778,482	739,178

LONG-TERM LIABILITIES
Asset retirement obligation	11,915	11,534

Total Long-Term Liabilities	11,915	11,534

TOTAL LIABILITIES	790,397	750,712

STOCKHOLDERS' DEFICIT
Preferred stock - 1,000,000 shares authorized,
$0.001 par value; 42,013 issued and outstanding	42	42
Common stock - 74,000,000 shares authorized,
$0.001 par value; 42,728,159 issued and outstanding	42,728	42,728
Additional paid-in capital	4,675,176	4,675,176
Accumulated deficit	(5,507,616)	(5,453,411)

Total Stockholders' Deficit	(789,670)	(735,465)

TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIT	$727	$15,247

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIGER OIL AND ENERGY, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

REVENUES	$—	$4,341	$—	$9,663

OPERATING EXPENSES
Lease operating expense	—	196	—	437
Accretion expense	193	176	381	349
Legal and professional	13,687	18,490	24,190	21,697
General and administrative	5,289	5,929	13,448	12,500

Total Operating Expenses	19,169	24,791	38,019	34,983

LOSS FROM OPERATIONS	(19,169)	(20,450)	(38,019)	(25,320)

OTHER EXPENSE
Interest expense	(8,175)	(7,530)	(16,186)	(18,215)

Total Other Expense	(8,175)	(7,530)	(16,186)	(18,215)

LOSS BEFORE TAXES	(27,344)	(27,980)	(54,205)	(43,535)
Provision for income taxes	—	—	—	—

NET LOSS	$(27,344)	$(27,980)	$(54,205)	$(43,535)

BASIC AND DILUTED LOSS
PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

BASIC AND DILUTED WEIGHTED
AVERAGE NUMBER OF SHARES
OUTSTANDING	42,728,159	42,728,159	42,728,159	42,728,159

The accompanying notes are a integral part of these condensed consolidated financials statements.

TIGER OIL AND ENERGY, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2016	2015
OPERATING ACTIVITIES
Net loss	$(54,205)	$(43,535)
Adjustments to Reconcile Net Loss to Net
Cash Used by Operating Activities:
Depreciation, amortization and accretion expense	381	349
Amortization of debt discount	—	3,288
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	6,304	16,826
Accounts payable - related party	14,000	—

Net Cash Used in Operating Activities	(33,520)	(23,072)

INVESTING ACTIVITIES	—	—

FINANCING ACTIVITIES
Proceeds from note payable	—	5,000
Proceeds from note payable - related	19,000	5,000

Net Cash Provided by Financing Activities	19,000	10,000

NET INCREASE (DECREASE) IN CASH	$(14,520)	$(13,072)
CASH AT BEGINNING OF PERIOD	15,047	17,026

CASH AT END OF PERIOD	$527	$3,954

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Income taxes	$—	$—
Interest	—	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2016, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2015 audited financial statements. The results of operations for the periods ended June 30, 2016 and 2015 are not necessarily indicative of the operating results for the full year.

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

Capitalized costs associated with impaired properties and capitalized costs related to properties having proved reserves, plus the estimated future development costs, and asset retirement costs under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 410 “Asset Retirement and Environmental Obligations” (FASB ASC 410), are amortized using the unit-of-production method based on proved reserves. Capitalized costs of oil and natural gas properties, net of accumulated amortization and deferred income taxes, are limited to the total of estimated future net cash flows from proved oil and natural gas reserves, discounted at ten percent, plus the cost of unevaluated properties.  Under certain specific conditions, companies could elect to use subsequent prices for determining the estimated future net cash flows. The use of subsequent pricing is no longer allowed. There are many factors, including global events that may influence the production, processing, marketing and price of oil and natural gas. A reduction in the valuation of oil and natural gas properties resulting from declining prices or production could adversely impact depletion rates and capitalized cost limitations. Capitalized costs associated with properties that have not been evaluated through drilling or seismic analysis, including exploration wells in progress at June 30, 2016, are excluded from the unit-of-production amortization. Exclusions are adjusted annually based on drilling results and interpretative analysis.

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

Costs of oil and gas properties are depleted using the unit-of-production method. For the six months ended June 30, 2016 and 2015, the Company recognized $-0- and $-0-, respectively, of depletion expense related to oil and gas production during the period.

Ceiling Test

In applying the full cost method, the Company performs an impairment test (ceiling test) at each reporting date, whereby the carrying value of property and equipment is compared to the value of its proved reserves discounted at a ten percent interest rate of future net revenues, based on current economic and operating conditions, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties.  During the six months ended June 30, 2016 and 2015, the Company recorded $-0- and $-0-, respectively, of impairment expense in connection with the full cost ceiling test calculation.

Revenue Recognition

Revenues from the sale of oil and natural gas are recognized when the product is delivered at a fixed or determinable price, title has transferred, and collectability is reasonably assured.  For oil sales, this occurs when the customer takes delivery of oil from the operators’ storage tanks.

Earnings (Loss) per Share

The Company has adopted ASC 260, “Earnings Per Share,” (“EPS”) which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures, and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. The Company had 1,200,000 potential dilutive shares of common stock as of June 30, 2016 that were excluded as their effect was anti-dilutive.

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

Oil and gas properties are stated at cost. The Company recognized impairment expense totaling $404,837 during the year ended December 31, 2015. As of June 30, 2016 and December 31, 2015, oil and gas properties, net consisted of the following:

	June 30, 2016	December 31, 2015

Unproved properties	$470,377	$470,377
Impairment of oil and gas leases	(470,377)	(470,377)

Oil and gas properties, net	$—	$—

NOTE 5 – CONVERTIBLE NOTES PAYABLE

On January 3, 2014, the Company received $600,000 in connection with a convertible note financing commitment, the terms of which call for the Company to receive three tranches of $200,000 each on a callable convertible note wherein the Company borrows the sum at five percent interest for one year and the investor can elect to continue to receive the interest on the note or have the Company issue the investor shares of common stock of the Company at $0.50 per share to retire the debt. The notes came due on December 12, 2014, and as of June 30, 2016 the notes were in default. At June 30, 2016 accrued interest on the notes totaled $74,575.

NOTE 6 – NOTES PAYABLE

On May 6, 2015 the Company borrowed $5,000 from an unrelated third-party entity. Pursuant to the terms of the note, the principal accrues interest at a rate of five percent per annum, is unsecured, and is due in full on May 6, 2016. At June 30, 2016 accrued interest on the note totaled $288.

NOTE 7 – NOTES PAYABLE – RELATED PARTY

On June 11, 2015 the Company borrowed $5,000 from a related-party entity. Pursuant to the terms of the note, the principal accrues interest at a rate of five percent per annum, is unsecured, and is due in full on June 11, 2016. Subsequent to the initial borrowing the Company borrowed an additional $35,000 from the same lender under the same terms. At June 30, 2016 the total outstanding principal balance due to the lender was $40,000, and aggregate accrued interest on the notes totaled $1,203.

On March 7, 2016 the Company borrowed $10,000 from a related-party. Pursuant to the terms of the note the principal accrues interest at a rate of five percent per annum, is unsecured, and is due in full on May 6, 2017. On May 2, 2016 the Company borrowed an additional $4,000 under the same terms. At June 30, 2016 accrued interest on the notes totaled $190.

NOTE 8 – ASSET RETIREMENT OBLIGATIONS

The total future asset retirement obligation is estimated by management based on the Company’s net working interests in all wells and facilities, estimated costs to reclaim and abandon wells and facilities and the estimated timing of the costs to be incurred in future periods. At June 30, 2016 and December 31, 2015 the Company estimated the undiscounted cash flows related to asset retirement obligation to total approximately $105,500. The actual costs to settle the obligation are expected to occur in approximately 25 years. Through June 30, 2016, the Company established an asset retirement obligation of $9,860 for the wells acquired by the Company, which was capitalized to the value of the oil and gas properties. The fair value of the liability at June 30, 2016 and December 31, 2015 is estimated to be $11,722 and $11,915, respectively, using a risk free rate of 9.31 percent and inflation rates between 3.87 and 4.81 percent. Total accretion expense on the asset retirement obligation was $381 and $349 for the six-month periods ended June 30, 2016 and 2015, respectively.

NOTE 9 – STOCKHOLDERS’ DEFICIT

The Company has 1,000,000 preferred shares authorized at a par value of $0.001 and 74,000,000 common shares authorized at par value of $0.001.  As of June 30, 2016 the Company has 42,013 shares of preferred stock and 42,728,159 shares of common stock issued and outstanding.

NOTE 10 – RELATED-PARTY TRANSACTIONS

At June 30, 2016 and December 31, 2015 the Company owed its Chief Financial Officer $22,000 and $16,000, respectively, in accrued director fees. An additional $8,000 was owed to the Company’s Chief Executive Officer in accrued director fees and notes payable.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

During the year ended December 31, 2015 the Company became party to a legal action brought about by an unrelated third-party individual, wherein the plaintiff alleges the Company “participated and/or conspired in a scheme to disseminate spam emails” which were misleading in order to encourage individuals to purchase shares of the Company’s common stock at an artificial and/or inflated stock price. As of June 30, 2016, the matter remains in the discovery stage; however, the Company deems the matter to be frivolous and will vigorously defend itself in the matter. The Company’s legal counsel calculates the probability of a negative outcome to be minimal; therefore the Company has not accrued any reserve for potential damages pursuant to this matter.

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

On May 10, 2014 we elected to partner with TOTO Energy LLC and drill our second well on the Cowley County leases. The Company holds a 30% WI in the DeFore lease and agreed to spend $189,000 for our share of drilling costs of the DeFore 19-1 well. (paid). This well was fracked and is producing oil and revenue to the Company, although due in part to low oil prices the DeFore well did not produce or earn revenues during the six months ended June 30, 2016.

Our current focus is to secure financing to increase our holdings and develop our current oil and gas assets over the next twelve months.

For the Three Months Ended June 30, 2016, and 2015

Revenues

Revenues for the three-month period ended June 30, 2016 were $-0-, compared to $4,341 for the comparable period of 2015. This decrease resulted from a decrease in the oil and gas production from the Company’s Defore 19-1 well that commenced during 2015. No oil and gas was produced during the three months ended June 30, 2016, due in part to low oil prices. As oil prices increase the Company anticipates increased production and revenues will be derived from the DeFore well.

3

Operating Expenses

Operating expenses for the three months ended June 30, 2016 and 2015 were $19,169 and 24,791, respectively. The majority of these expenses related to professional fees totaling $13,687 and $18,490, respectively, and general and administrative expenses totaling $5,289 and $5,929, respectively, for the three months ended June 30, 2016 and 2015. Professional fees decreased during the current period primarily due to decreased consulting fees. General and administrative expenses decreased slightly during the current period, due primarily to a decrease in rent expense. The Company also recognized accretion expense of $193 and $176 during the three months ended June 30, 2016 and 2015, respectively, as well as lease operating expenses of $-0- and $196 for the three months ended June 30, 2016 and 2015, respectively.

Other Income (Expenses)

During the three months ended June 30, 2016 and 2015 the Company recognized interest expense in the amount of $8,175 and $7,530, respectively. Interest expense increased primarily due to an increase in notes payable upon which interest accrues.

Net Loss

For the three months ended June 30, 2016 and 2015, the Company recognized a net loss in the amounts of $27,344 and $27,980, respectively. The increased net loss was largely the result of the decreased revenues coupled with increased general and administrative fees during the current period.

For the Six Months Ended June 30, 2016, and 2015

Revenues

Revenues for the six-month period ended June 30, 2016 were $-0-, compared to $9,663 for the comparable period of 2015. This decrease resulted from a decrease in the oil and gas production from the Company’s Defore 19-1 well that commenced during 2015. No oil and gas was produced during the six months ended June 30, 2016, due in part to low oil prices. As oil prices increase the Company anticipates increased production and revenues will be derived from the DeFore well.

Operating Expenses

Operating expenses for the six months ended June 30, 2016 and 2015 were $38,019 and 34,983, respectively. The majority of these expenses related to professional fees totaling $24,190 and $21,697, respectively, and general and administrative expenses totaling $13,448 and $12,500, respectively, for the six months ended June 30, 2016 and 2015. Professional fees increased during the current period primarily due to increased legal fees. General and administrative expenses increased slightly during the current period, due primarily to an increase in transfer agent fees. The Company also recognized accretion expense of $381 and $349 during the six months ended June 30, 2016 and 2015, respectively, as well as lease operating expenses of $-0- and $437 for the six months ended June 30, 2016 and 2015, respectively.

Other Income (Expenses)

During the six months ended June 30, 2016 and 2015 the Company recognized interest expense in the amount of $16,186 and $18,215, respectively. Interest expense decreased primarily due to the Company amortizing the debt discount of convertible debt to interest expense during 2015.

Net Loss

For the six months ended June 30, 2016 and 2015, the Company recognized a net loss in the amounts of $54,205 and $43,535, respectively. The increased net loss was largely the result of the decreased revenues coupled with increased general and administrative fees during the current period.

4

Liquidity and Capital Resources

As of June 30, 2016, the Company had $727 in current assets, consisting of $527 in cash, and deposits of $200, compared to $15,247 in current assets at December 31, 2015, which consisted of cash of $15,047 and deposits of $200. Total liabilities at June 30, 2016 totaled $790,397 compared to $750,712 at December 31, 2015. At June 30, 2016 the Company had a current ratio of 0.01.

The Company estimates that it will require $400,000 to accomplish its short-term goal of bringing shut-in wells back into production and the company's sole source of liquidity to this point has been through the sale of common stock. Such funding that is required to maintain liquidity will come in the form of equity sales of common stock.

Cash used in operations totaled $33,520 and $23,072 for the six months ended June 30, 2016 and 2015, respectively. The increase in cash used in operations results primarily from an increased net loss for the period. Cash used in investing activities totaled $-0-, and cash provided by financing activities totaled $19,000 and $10,000 for the six months ended June 30, 2016 and 2015, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of June 30, 2016 under the direction of the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended. Based on the evaluation of these controls and procedures required by paragraph (b) of Sec. 240.13a-15 or 240.15d-15 the disclosure controls and procedures are not effective.

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

PART II - Other Information.

Item 1. Legal Proceedings

During the year ended December 31, 2015 the Company became party to a legal action brought about by an unrelated third-party individual, wherein the plaintiff alleges the Company “participated and/or conspired in a scheme to disseminate spam emails” which were misleading in order to encourage individuals to purchase shares of the Company’s common stock at an artificial and/or inflated stock price. As of June 30, 2016, the matter remains in the discovery stage; however, the Company deems the matter to be frivolous and will vigorously defend itself in the matter. The Company’s legal counsel calculates the probability of a negative outcome to be minimal; therefore the Company has not accrued any reserve for potential damages pursuant to this matter.

5

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

August 1, 2016

/s/ Kenneth B. Liebscher
Kenneth B. Liebscher, Director & CEO

7