Form 10-Q
period 2016-09-30
Tiger Oil & Energy, Inc.
filed 2016-11-14
CIK 1386018

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 10, 2016, the Company had 42,728,159 issued and outstanding shares of its common stock and 42,013 issued shares of preferred stock.

TIGER OIL AND ENERGY, INC.

1

PART I — FINANCIAL INFORMATION

The accompanying interim unaudited financial statements of Tiger Oil and Energy, Inc. (a Nevada corporation) are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company’s most recent annual financial statements for the year ended December 31, 2015 included in a 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on April 14, 2016. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying interim financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying interim financial statements for the nine months ended September 30, 2016 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2016.

2

TIGER OIL AND ENERGY, INC.

FINANCIAL STATEMENTS

3

TIGER OIL AND ENERGY, INC.
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$777	$15,047
Prepaid expenses and deposits	200	200

Total Current Assets	977	15,247

TOTAL ASSETS	$977	$15,247

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$112,234	$82,978
Accounts payable - related party	27,000	16,000
Accrued legal liability	11,000	—
Notes payable	200	5,200
Notes payable - related party	36,500	35,000
Convertible note payable, net of discounts of
$-0- and $-0-, respectively	600,000	600,000

Total Current Liabilities	786,934	739,178

LONG-TERM LIABILITIES
Asset retirement obligation	12,113	11,534

Total Long-Term Liabilities	12,113	11,534

TOTAL LIABILITIES	799,047	750,712

STOCKHOLDERS' DEFICIT
Preferred stock - 1,000,000 shares authorized,
$0.001 par value; 42,013 issued and outstanding	42	42
Common stock - 74,000,000 shares authorized,
$0.001 par value; 42,728,159 issued and outstanding	42,728	42,728
Additional paid-in capital	4,676,821	4,675,176
Accumulated deficit	(5,517,661)	(5,453,411)

Total Stockholders' Deficit	(798,070)	(735,465)

TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIT	$977	$15,247

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIGER OIL AND ENERGY, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

REVENUES	$—	$1,980	$—	$11,643

OPERATING EXPENSES
Lease operating expense	769	89	769	526
Accretion expense	198	181	579	530
Judgment expense	11,000	—	11,000	—
Legal and professional	29,612	3,450	53,802	21,147
General and administrative	16,575	4,536	30,023	21,036

Total Operating Expenses	58,154	8,256	96,173	43,239

LOSS FROM OPERATIONS	(58,154)	(6,276)	(96,173)	(31,596)

OTHER INCOME (EXPENSE)
Interest expense	(10,575)	(7,688)	(26,761)	(25,903)
Gain on property settlement	58,684	—	58,684	—

Total Other Income (Expense)	48,109	(7,688)	31,923	(25,903)

LOSS BEFORE TAXES	(10,045)	(13,964)	(64,250)	(57,499)
Provision for income taxes	—	—	—	—

NET LOSS	$(10,045)	$(13,964)	$(64,250)	$(57,499)

BASIC AND DILUTED LOSS
PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

BASIC AND DILUTED WEIGHTED
AVERAGE NUMBER OF SHARES
OUTSTANDING	42,728,159	42,728,159	42,728,159	42,728,159

The accompanying notes are a integral part of these condensed consolidated financials statements.

TIGER OIL AND ENERGY, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2016	2015
OPERATING ACTIVITIES
Net loss	$(64,250)	$(57,499)
Adjustments to Reconcile Net Loss to Net
Cash Used by Operating Activities:
Depreciation, amortization and accretion expense	579	530
Amortization of debt discount	—	3,288
Gain on property settlement	(58,684)	—
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	30,901	27,174
Contingent legal liability	11,000	—
Accounts payable - related party	11,000	—

Net Cash Used in Operating Activities	(69,454)	(26,507)

INVESTING ACTIVITIES

Proceeds from property settlement	58,684	—

Net Cash Provided by Investing Activities	58,684	—

FINANCING ACTIVITIES
Proceeds from note payable	—	5,000
Repayment of notes payable	—	—
Proceeds from note payable - related	41,500	5,000
Repayment of notes payable - related	(45,000)	—

Net Cash Provided by (Used in) Financing Activities	(3,500)	10,000

NET INCREASE (DECREASE) IN CASH	$(14,270)	$(16,507)
CASH AT BEGINNING OF PERIOD	15,047	17,026

CASH AT END OF PERIOD	$777	$519

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Income taxes	$—	$—
Interest	—	—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Gain on settlement of debt	$1,645	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIGER OIL AND ENERGY, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2016

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2016, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2015 audited financial statements. The results of operations for the periods ended September 30, 2016 and 2015 are not necessarily indicative of the operating results for the full year.

NOTE 2 – GOING CONCERN

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

September 30, 2016

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

Capitalized costs associated with impaired properties and capitalized costs related to properties having proved reserves, plus the estimated future development costs, and asset retirement costs under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 410 “Asset Retirement and Environmental Obligations” (FASB ASC 410), are amortized using the unit-of-production method based on proved reserves. Capitalized costs of oil and natural gas properties, net of accumulated amortization and deferred income taxes, are limited to the total of estimated future net cash flows from proved oil and natural gas reserves, discounted at ten percent, plus the cost of unevaluated properties.  Under certain specific conditions, companies could elect to use subsequent prices for determining the estimated future net cash flows. The use of subsequent pricing is no longer allowed. There are many factors, including global events that may influence the production, processing, marketing and price of oil and natural gas. A reduction in the valuation of oil and natural gas properties resulting from declining prices or production could adversely impact depletion rates and capitalized cost limitations. Capitalized costs associated with properties that have not been evaluated through drilling or seismic analysis, including exploration wells in progress at September 30, 2016, are excluded from the unit-of-production amortization. Exclusions are adjusted annually based on drilling results and interpretative analysis.

TIGER OIL AND ENERGY, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2016

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

Costs of oil and gas properties are depleted using the unit-of-production method. For the nine months ended September 30, 2016 and 2015, the Company recognized $-0- and $-0-, respectively, of depletion expense related to oil and gas production during the period.

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

Loss per Share

The Company has adopted ASC 260, “Earnings Per Share,” (“EPS”) which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures, and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The Company had 1,200,000 potential dilutive shares of common stock as of September 30, 2016 that were excluded as their effect was anti-dilutive.

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

September 30, 2016

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

On July 23, 2016 the Company received $58,684 from the operator of two of its oil and gas leases. The payment received represented a partial refund of the Company’s previous $404,837 in payments made to the operator pursuant to the terms of an Authorization for Expenditures (“AFE”) Agreement. The Company’s original payments under the AFE were capitalized to oil and gas properties in 2014. All capitalized costs pursuant to the AFE were fully impaired during the year ended December 31, 2015. As the capitalized costs had been previously impaired, the $58,684 was recorded as a gain on property settlement for the period ended September 30, 2016.

Oil and gas properties are stated at cost. As of September 30, 2016 and December 31, 2015, oil and gas properties, net consisted of the following:

	September 30, 2016	December 31, 2015

Unproved properties	$470,377	$470,377
Impairment of oil and gas leases	(470,377)	(470,377)
Oil and gas properties, net	$—	$—

NOTE 5 – CONVERTIBLE NOTES PAYABLE

On January 3, 2014, the Company received $600,000 in connection with a convertible note financing commitment, the terms of which call for the Company to receive three tranches of $200,000 each on a callable convertible note wherein the Company borrows the sum at five percent interest for one year and the investor can elect to continue to receive the interest on the note or have the Company issue the investor shares of common stock of the Company at $0.50 per share to retire the debt. The notes came due on December 12, 2014, and as of September 30, 2016 the notes were in default. At September 30, 2016 accrued interest on the notes totaled $82,137.

NOTE 6 – NOTES PAYABLE – RELATED PARTY

On June 11, 2015 the Company borrowed $5,000 from a related-party entity. Pursuant to the terms of the note, the principal accrues interest at a rate of five percent per annum, is unsecured, and is due in full on June 11, 2016. Subsequent to the initial borrowing the Company borrowed an additional $57,500 from the same lender under the same terms. On July 25, 2016 the Company paid $40,000 against the outstanding principal of the notes. Accrued interest totaling $1,340 was forgiven at the time of payment, and recorded as additional paid-in capital. At September 30, 2016 the total outstanding principal balance due to the lender was $22,500, and aggregate accrued interest on the notes totaled $182.

TIGER OIL AND ENERGY, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2016

(Unaudited)

NOTE 6 – NOTES PAYABLE – RELATED PARTY (CONTINUED)

On May 6, 2015 the Company borrowed $5,000 from an unrelated third-party entity. Pursuant to the terms of the note, the principal accrues interest at a rate of five percent per annum, is unsecured, and is due in full on May 6, 2016. On July 25, 2015 the note, inclusive of all unpaid principal and interest, was transferred to and assumed by a related party. On July 25, 2016 the Company repaid the full $5,000 principal balance due under the terms of the note. Accrued interest on the note totaling $305 was forgiven at the time of payment, and recorded as additional paid-in capital. As of September 30, 2016 the note principal and interest have been satisfied in full.

On March 7, 2016 the Company borrowed $10,000 from a related-party. Pursuant to the terms of the note the principal accrues interest at a rate of five percent per annum, is unsecured, and is due in full on May 6, 2017. On May 2, 2016 the Company borrowed an additional $4,000 under the same terms. At September 30, 2016 the principal balances of the notes totaled $14,000 and accrued interest on the notes totaled $366.

NOTE 7 – ASSET RETIREMENT OBLIGATIONS

The total future asset retirement obligation is estimated by management based on the Company’s net working interests in all wells and facilities, estimated costs to reclaim and abandon wells and facilities and the estimated timing of the costs to be incurred in future periods. At September 30, 2016 and December 31, 2015 the Company estimated the undiscounted cash flows related to asset retirement obligation to total approximately $105,500. The actual costs to settle the obligation are expected to occur in approximately 25 years. Through September 30, 2016, the Company established an asset retirement obligation of $9,860 for the wells acquired by the Company, which was capitalized to the value of the oil and gas properties. The fair value of the liability at September 30, 2016 and December 31, 2015 is estimated to be $12,113 and $11,534, respectively, using a risk free rate of 9.31 percent and inflation rates between 3.87 and 4.81 percent. Total accretion expense on the asset retirement obligation was $579 and $530 for the nine-month periods ended September 30, 2016 and 2015, respectively.

NOTE 8 – STOCKHOLDERS’ DEFICIT

The Company has 1,000,000 preferred shares authorized at a par value of $0.001 and 74,000,000 common shares authorized at par value of $0.001.  As of September 30, 2016 the Company has 42,013 shares of preferred stock and 42,728,159 shares of common stock issued and outstanding.

On July 29, 2016 the Company repaid in full the principal balance of multiple related-party notes payable. Pursuant to this transaction, the note holders agreed to forgive an aggregate of $1,645 in accrued interest related to the notes. The Company recorded this forgiveness as a credit to additional paid-in capital, as the note holders were related parties.

NOTE 9 – RELATED-PARTY TRANSACTIONS

At September 30, 2016 and December 31, 2015 the Company owed its Chief Financial Officer $25,000 and $16,000, respectively, in accrued director fees. An additional $2,000 was owed to the Company’s Chief Executive Officer in accrued director fees and notes payable.

TIGER OIL AND ENERGY, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2016

(Unaudited)

NOTE 10 – COMMITMENTS AND CONTINGENCIES

During the year ended December 31, 2015 the Company became party to a legal action brought about by an unrelated third-party individual, wherein the plaintiff alleges the Company “participated and/or conspired in a scheme to disseminate spam emails” which were misleading in order to encourage individuals to purchase shares of the Company’s common stock at an artificial and/or inflated stock price. As of September 30, 2016, the Company elected to record a contingent liability in the amount of $11,000 as the likelihood of a negotiated settlement agreement appeared high.

NOTE 11 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and there are no material subsequent events to report other than those listed below.

Subsequent to September 30, 2016, on October 10, 2016, the Company reached a settlement agreement whereby the Company agreed to pay $11,000 in exchange for a general release of all claims against the Company. As of October 10, 2016 the case is considered fully resolved and closed.

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

On May 10, 2014 we elected to partner with TOTO Energy LLC and drill our second well on the Cowley County leases. The Company holds a 30% WI in the DeFore lease and agreed to spend $189,000 for our share of drilling costs of the DeFore 19-1 well. (paid). This well was fracked and is producing oil and revenue to the Company, although due in part to low oil prices the DeFore well did not produce or earn revenues during the nine months ended September 30, 2016.

Our current focus is to secure financing to increase our holdings and develop our current oil and gas assets over the next twelve months.

For the Three Months Ended September 30, 2016, and 2015

Revenues

Revenues for the three-month period ended September 30, 2016 were $-0-, compared to $1,980 for the comparable period of 2015. This decrease resulted from a decrease in the oil and gas production from the Company’s Defore 19-1 well that commenced during 2015. No oil and gas was produced during the three months ended September 30, 2016, due in part to low oil prices. As oil prices increase the Company anticipates increased production and revenues will be derived from the DeFore well.

4

Operating Expenses

Operating expenses for the three months ended September 30, 2016 and 2015 were $58,154 and 8,256, respectively. The majority of these expenses related to professional fees totaling $29,612 and $3,450, respectively,general and administrative expenses totaling $16,575 and $4,536, respectively,and judgment expense of $11,000 and $-0- for the three months ended September 30, 2016 and 2015. Professional fees increased during the current period primarily due to an increase in legal fees relating to legal defense and subsequent negotiation of a legal settlement. General and administrative expenses increased during the current period, due primarily to an $11,000 write-down of the Company’s DeFore and Stalnaker wells. The Company also recognized accretion expense of $198 and $181 during the three months ended September 30, 2016 and 2015, respectively, as well as lease operating expenses of $769 and $89 for the three months ended September 30, 2016 and 2015, respectively.

Other Income (Expenses)

During the three months ended September 30, 2016 and 2015 the Company recognized interest expense in the amount of $10,575 and $7,688, respectively. Interest expense increased primarily due to an increase in notes payable upon which interest accrues. Additionally, the Company recorded a gain on property settlement in the amount of $58,684 during the current period, relating to a refund of funds paid toward oil and gas properties.

Net Loss

For the three months ended September 30, 2016 and 2015, the Company recognized a net loss in the amounts of $10,045 and $13,964, respectively. The slight decrease in net loss was largely the result of the decreased revenues coupled with increased other income, partially offset by increased operating expenses during the current period.

For the Nine Months Ended September 30, 2016, and 2015

Revenues

Revenues for the nine-month period ended September 30, 2016 were $-0-, compared to $11,643 for the comparable period of 2015. This decrease resulted from a decrease in the oil and gas production from the Company’s Defore 19-1 well that commenced during 2015. No oil and gas was produced during the nine months ended September 30, 2016, due in part to low oil prices. As oil prices increase the Company anticipates increased production and revenues will be derived from the DeFore well.

Operating Expenses

Operating expenses for the nine months ended September 30, 2016 and 2015 were $96,173 and 43,239, respectively. The majority of these expenses related to general and administrative expenses totaling $30,023 and $21,036, respectively, and legal and professional expenses totaling $53,802 and $21,147, respectively, for the nine months ended September 30, 2016 and 2015. Professional fees increased during the current period primarily due to increased legal fees. General and administrative expenses increased during the current period, due primarily to an increase in transfer agent fees and to an $11,000 write-down of the Company’s DeFore and Stalnaker wells. The Company also recognized accretion expense of $579 and $530 during the nine months ended September 30, 2016 and 2015, respectively, as well as lease operating expenses of $769 and $526 for the nine months ended September 30, 2016 and 2015, respectively.

Other Income (Expenses)

During the nine months ended September 30, 2016 and 2015 the Company recognized interest expense in the amount of 26,761 and $25,903, respectively. Interest expense decreased primarily due to the Company amortizing the debt discount of convertible debt to interest expense during 2015. Additionally, the Company recorded a gain on property settlement in the amount of $58,684 during the current period, relating to a refund of funds paid toward oil and gas properties.

5

Net Loss

For the nine months ended September 30, 2016 and 2015, the Company recognized a net loss in the amounts of $64,250 and $57,499, respectively. The increased net loss was largely the result of the increased operating expenses, partially offset by increased other income during the current period.

Liquidity and Capital Resources

As of September 30, 2016, the Company had $977 in current assets, consisting of $777 in cash, and deposits of $200, compared to $15,247 in current assets at December 31, 2015, which consisted of cash of $15,047 and deposits of $200. Total liabilities at September 30, 2016 totaled $799,047 compared to $750,712 at December 31, 2015. At September 30, 2016 the Company had a current ratio of 0.01.

The Company estimates that it will require $400,000 to accomplish its short-term goal of bringing shut-in wells back into production and the company's sole source of liquidity to this point has been through the sale of common stock. Such funding that is required to maintain liquidity will come in the form of equity sales of common stock.

Cash used in operations totaled $69,454 and $26,507 for the nine months ended September 30, 2016 and 2015, respectively. The increase in cash used in operations results primarily from an increased net loss for the period. Cash provided by investing activities totaled $58,684 and $-0-, respectively, and cash provided by (used in) financing activities totaled $(3,500) and $10,000 for the nine months ended September 30, 2016 and 2015, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of September 30, 2016 under the direction of the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended. Based on the evaluation of these controls and procedures required by paragraph (b) of Sec. 240.13a-15 or 240.15d-15 the disclosure controls and procedures are not effective.

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

6

PART II - Other Information.

Item 1. Legal Proceedings

During the year ended December 31, 2015 the Company became party to a legal action brought about by an unrelated third-party individual, wherein the plaintiff alleges the Company “participated and/or conspired in a scheme to disseminate spam emails” which were misleading in order to encourage individuals to purchase shares of the Company’s common stock at an artificial and/or inflated stock price. Subsequent to September 30, 2016, on October 10, 2016, the Company reached a settlement agreement whereby the Company agreed to pay $11,000 in exchange for a general release of all claims against the Company. As of October 10, 2016 the case is considered fully resolved and closed. As of September 30, 2016 the Company has recorded a contingent liability in the amount of the $11,000 settlement.

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

7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIGER OIL AND ENERGY, INC.

November 11, 2016

/s/ Kenneth B. Liebscher
Kenneth B. Liebscher, Director & CEO

8