Form 10-K
period 2016-12-31
Tiger Oil & Energy, Inc.
filed 2017-04-17
CIK 1386018

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of April 11, 2017 the Company had 37,105,062 issued and outstanding shares of its common stock and 22,013 of its preferred stock.

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

On February 9th, 2011, we acquired a 100% interest in three Oil and Gas leases totaling 400 acres in Southern Kansas, comprised of three historically productive properties. Our Geologist has reviewed the Holman #2, #3, #4, and #5; the Adams #1 and the Glasse wells commonly known as the Wise #1 and Roberts #1 and have recommended a seven-well exploration and production study. All the leases acquired by the parties covering lands within the prospect area are owned 100% by TGRO with an undivided eighty-one and one-half percent (81.5%) working interest in the oil and gas leases described. The Company issued a Note and 250,000 shares of its common stock in the acquisition. We will require an investment of $400,000 to initiate putting these wells back into production. Management believes this can be accomplished and is considering various options to acquire this funding, but has not yet entered into an agreement to do so.

On May 4, 2014, we acquired 30% WI in the DeFore and Stalnaker leases in Cowley County from a Company affiliated with the President of our Company. The Company paid $402,000 for their share of drilling two wells on the leases. Both wells went online and began production in 2015.

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

Item 3. Legal Proceedings.

During the year ended December 31, 2015 the Company became party to a legal action brought about by an unrelated third-party individual, wherein the plaintiff alleged the Company “participated and/or conspired in a scheme to disseminate spam emails” which were misleading in order to encourage individuals to purchase shares the Company’s common stock at an artificial and/or inflated stock price. On October 10, 2016, the Company reached a settlement agreement whereby the Company agreed to pay $11,000 in exchange for a general release of all claims against the Company. As of December 31, 2016, the case is considered fully resolved and closed.

Item 4. Submission of Matters to a Vote of Security Holders.

None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock trades on the Over-The-Counter Bulletin Board (OTC:BB) under the symbol TGRO. The following table shows the high and low trading prices for the past two years.

	2016		2015
	High	Low	High	Low
Qtr 1	0.018	0.007	0.0598	0.025
Qtr 2	0.01	0.007	0.0314	0.019
Qtr 3	0.025	0.007	0.025	0.013
Qtr 4	0.021	0.015	0.025	0.008

We did not make any dividend payments during the fiscal years ended December 31, 2016 or 2015 and have no plans to pay dividends in the foreseeable future. We did not repurchase any shares of our common stock during the fiscal year ended December 31, 2016 or 2015.

Transfer Agent: Quicksilver Stock Transfer LLC, 2258 Green Mountain Ct. Las Vegas Nevada 89135

The Company did not make any repurchases of its securities during the year ended December 31, 2016.

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

Revenues

Revenues from continuing operations for the years ended December 31, 2016 and 2015 were $-0- and $15,008 respectively. In 2009, as part of the sale of the legacy business the Company divested all assets that generated revenue. During the 2015 fiscal year the Company once again began recognizing revenues on the sale of oil and gas. In 2016 the Company reduced activity with its oil and gas properties, due to the low prices of oil and gas. The Company anticipates increasing production once oil and gas prices rebound to historical norms.

Operating Expenses

Operating expenses for the year ended December 31, 2016 and 2015 were $110,590 and $490,655, respectively. Of these totals, general and administrative expenses amounted to $36,840 and $38,365, respectively; legal and professional expenses totaled $68,882 and $46,059, respectively; lease operating expenses of $4,079 and $689; and accretion expense totaled $789 and $715, respectively. Additionally, in the 2015 fiscal year the Company recorded an impairment of its oil and gas properties in the amount of $404,837.

Other Income (Expenses)

During the years ended December 31, 2016 and 2015 the Company recognized interest expense in the amount of $35,005 and $33,741, respectively. Additionally, in 2016 the Company recognized a gain on settlement of debt totaling $58,684.

Net Loss

For the years ended December 31, 2016 and 2015, the Company recognized net losses in the amounts of $86,911 and $509,388, respectively.

Liabilities

The Company’s liabilities primarily consist of current amounts payable or accrued to trade creditors. At December 31, 2016 and 2015 the Company holds notes payable with outstanding balances of $-0- and $5,200, respectively, notes payable to related parties totaling $61,500 and $35,000, respectively, and convertible note payable with a net balance of $600,000, respectively.

Liquidity and Capital Resources

At December 31, 2016 the Company had negative working capital of $809,352, compared to negative working capital of $723,931 in 2015.

As of December 31, 2016, the Company had $472 in current assets, consisting of $272 in cash, and deposits of $200, compared to $15,247 in current assets at December 31, 2015, which consisted of cash of $15,047 and deposits of $200. Total liabilities at December 31, 2016 totaled $821,203 compared to $750,712 at December 31, 2015. The current liabilities at December 31, 2016 consisted of accounts payable and accrued expenses of $114,380, accounts payable to related parties of $33,000, notes payable of $61,500, and convertible notes payable of $600,000. At December 31, 2015 the current liabilities consisted of accounts payable and accrued expenses of $82,978, accounts payable to related parties of $16,000, notes payable of $40,200 and convertible notes payable of $600,000.

The Company estimates that it will require $400,000 to accomplish its short-term goal of bringing its wells back into production and the company's sole source of liquidity to this point has been through the sale of common stock. Such funding that is required to maintain liquidity will come in the form of equity sales of common stock.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

The Financial Statements are included at the end of the signature page.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T). Controls and Procedures.

As of December 31, 2016, under the direction of the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended.  Based on the evaluation of these controls and procedures required by paragraph (b) of Sec. 240.13a-15 or 240.15d-15 the disclosure controls and procedures have been found to be not effective.

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

Evaluation of Internal Control Over Financial Reporting

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of Dec. 31, 2016.  In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. In management’s assessment of the effectiveness of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) as required by Exchange Act Rule 13a-15(c), our management concluded as of the end of the fiscal year covered by this Annual Report on Form 10-K that our internal control over financial reporting has not been effective.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that results more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of December 31, 2016:

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

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The names, ages, and respective positions of the directors, officers, and significant employees of the Company are set forth below.

Name	Position Held with the Company	Age	Date First Elected or Appointed
Kenneth Liebscher	President and Director	74	July 1, 2006 to present
Howard Bouch	Chief Financial Officer and Director Secretary Treasurer	72	January 12, 2007 to present

Kenneth B. Liebscher, President, CEO, Director and Chairman.

Ken Liebscher is a 74-year-old international businessman with 40 years of securities and executive management experience. Mr. Liebscher is a graduate of St. George’s School, Vancouver, B.C. and also attended the University of British Columbia. In 22 years with the world’s largest dental products manufacturer, Dentsply International Inc., Mr. Liebscher held several positions culminating as the Manager of their West Coast Division, headquartered in San Francisco California. Mr. Liebscher was recruited by a major Europe based competitor, Ivoclar Liechtenstein to lead their entry into the North American market and, within two years, became Executive Vice President of Sales and Marketing and helped expand this company’s sales to $300,000,000 US before retiring.

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

Howard Bouch, CFO and Director

Howard Bouch, age 72, is a Private Practice Chartered Accountant with over 38 years of Public and Private international experience. Mr. Bouch originally qualified as a Chartered Accountant (English and Wales Institute) in 1968. Mr. Bouch joined Deloitte & Co, Lusaka, Zambia from 1970 - 1972. Mr. Bouch joined Anglo American Corp, Zambia working as Head Office Chief Accountant for Nchanga Consolidated Copper Mines (world’s 2nd largest) from 1972 - 1976. In 1976 Mr. Bouch returned to the UK and joined Babcock and Wilcox, Engineers, Nottinghamshire, England as Chief Accountant for one of their subsidiaries. Mr. Bouch was Chief Accountant of a private building firm in Cumbria, England from 1978 - 1984. In 1984 Mr. Howard Bouch established a Private Practice as a Chartered Accountant and continues to provide professional services to Cumbrian firms to the present. Mr. Bouch is a Director of Viavid Broadcasting Inc., a fully reporting, US Public Company, trading on the Pink Sheets under the symbol (VVDB) and Director and CFO of Universal Potash Corp. (UPCO).

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

Item 11. Executive Compensation.

The following charts include compensation and options received by all Officers and Directors of the Company.

Officers and Directors

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards	Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Kenneth Liebscher	2016	0	0	0	0	0	0	6,000	6,000
	2015	0	0	0	0	0	0	12,000	12,000
Howard Bouch	2016	0	0	0	0	0	0	0	0
	2015	0	0	0	0	0	0	0	0

OPTIONS

There are no options granted.

For the year ended December 31, 2016 and 2015 share-based compensation expense of $-0- and $-0- was recognized, respectively.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The owners of 5% or more of the Shares, as well as the officers and directors who own Shares as of December 31, 2016, are set forth in the following chart:

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

The company has chosen to adopt NASD’s definition of independent director. Under such definition, Howard Bouch qualifies as an independent director.

Item 14. Principal Accounting Fees and Services.

On November 2, 2009, the accounting firm of Sadler, Gibb & Associates, LLC was engaged as the Registrant’s independent registered public account firm.

	2016	2015
Audit Fees	$9,500	$9,500
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$9,500	$9,500

Services rendered by Sadler Gibb & Associates for the year ended December 31, 2016 in connection with fees presented above were as follows:

● Audit fees consist of fees for professional services provided in connection with the audit of our consolidated financial statements, the review of our quarterly consolidated financial statements and the audit of the effectiveness of our internal control over financial reporting.

On January 1, 2017 the accounting firm of Sadler, Gibb & Associates resigned as the Company’s independent registered public accounting firm, due to partner rotation mandates. On April 10, 2017 the Company engaged Pinaki & Associates, LLC as its independent registered public accounting firm. Pinaki and Associates did not perform any audit services, audit-related services, tax services, or other services for the Company during the years ended December 31, 2016 and 2015.

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

We have reviewed and discussed with management the Company’s audited consolidated financial statements as of and for the year ended December 31, 2016.

Based on the reviews and discussions with the audit group, we have recommended to the Board that the audited consolidated financial statements referred to above be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

Date April 14, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Kenneth Liebscher	April 14, 2017
Kenneth Liebscher,	Date
President, CEO, Director
/s/ Howard Bouch	April 14, 2017
Secretary, Treasurer, CFO Director	Date

TIGER OIL AND ENERGY, INC.

AUDIT REPORT OF INDEPENDENT ACCOUNTANTS
AND
CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

Pinaki & Associates LLC

Certified Public Accountants

625 Barksdale Rd., Ste# 113

Newark, DE 19711

Phone: 408-896-4405 | pmohapatra@pinakiassociates.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To

The Board of Directors

Tiger Oil And Energy Inc.

7230 Indian Creek Ln,

Suite 201

Las Vegas, NV 89149

We have audited the accompanying consolidated balance sheets of Tiger Oil And Energy Inc. as of December 31, 2016 and the related consolidated statements of income, stockholders’ equity and cash flows for the year ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tiger Oil And Energy Inc. as of December 31, 2016 and the related consolidated statements of income, stockholders’ equity and cash flows for the year ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations that raises a substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

s/d

Pinaki & Associates, LLC Newark, DE

April 12, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Tiger Oil and Energy, Inc.

We have audited the accompanying consolidated balance sheet of Tiger Oil and Energy, Inc. (the Company) as of December 31, 2015 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tiger Oil and Energy, Inc. as of December 31, 2015, and the results of their operations and cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

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

/s/ Sadler, Gibb & Associates, LLC
Salt Lake City, UT
April 13, 2016

TIGER OIL AND ENERGY, INC.
Consolidated Balance Sheets

	December 31,
	2016	2015

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$272	$15,047
Prepaid expenses and deposits	200	200

Total Current Assets	472	15,247

OTHER ASSETS
Oil and gas properties, net (full cost method)	—	—

TOTAL ASSETS	$472	$15,247

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$114,380	$82,978
Accounts payable - related party	33,000	16,000
Notes payable	—	5,200
Notes payable - related party	61,500	35,000
Convertible notes payable	600,000	600,000

Total Current Liabilities	808,880	739,178

LONG-TERM LIABILITIES
Asset retirement obligation	12,323	11,534

Total Long-Term Liabilities	12,323	11,534

TOTAL LIABILITIES	821,203	750,712

STOCKHOLDERS' DEFICIT
Preferred stock - 1,000,000 shares authorized,
$0.001 par value; 42,013 issued and outstanding	42	42
Common stock - 74,000,000 shares authorized,
$0.001 par value; 42,728,159 issued and outstanding	42,728	42,728
Additional paid-in capital	4,676,821	4,675,176
Accumulated deficit	(5,540,322)	(5,453,411)

Total Stockholders' Deficit	(820,731)	(735,465)

TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIT	$472	$15,247

The accompanying notes are an integral part of these consolidated financial statements.

TIGER OIL AND ENERGY, INC.
Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2016	2015

REVENUES	$—	$15,008

OPERATING EXPENSES
Lease operating expense	4,079	679
Accretion expense	789	715
Legal and professional	68,882	46,059
Impairment of oil and gas properties	—	404,837
General and administrative	36,840	38,365

Total Operating Expenses	110,590	490,655

LOSS FROM OPERATIONS	(110,590)	(475,647)

OTHER INCOME (EXPENSE)
Interest expense	(35,005)	(33,741)
Gain on settlement of debt	58,684	—

Total Other Income (Expense)	23,679	(33,741)

LOSS BEFORE TAXES	(86,911)	(509,388)
Provision for income taxes	—	—

NET LOSS	$(86,911)	$(509,388)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.01)

BASIC AND DILUTED WEIGHTED
AVERAGE NUMBER OF SHARES
OUTSTANDING	42,728,159	42,728,159

 The accompanying notes are a integral part of these consolidated financials statements.

TIGER OIL AND ENERGY, INC.
Consolidated Statement of Stockholders' Deficit

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2013	42,013	$42	42,728,159	$42,728	$4,275,176	$(4,457,314)	$(139,368)

Beneficial conversion on
convertible note payable	—	—	—	—	400,000	—	400,000

Net loss for the year ended
December 31, 2014	—	—	—	—	—	(486,709)	(486,709)

Balance, December 31, 2014	42,013	42	42,728,159	42,728	4,675,176	(4,944,023)	(226,077)

Net loss for the year ended
December 31, 2015	—	—	—	—	—	(509,388)	(509,388)

Balance, December 31, 2015	42,013	42	42,728,159	42,728	4,675,176	(5,453,411)	(735,465)

Settlement of related-party debt	—	—	—	—	1,645	—	1,645

Net loss for the year ended
December 31, 2016	—	—	—	—	—	(86,911)	(86,911)

Balance, December 31, 2016	42,013	$42	42,728,159	$42,728	$4,676,821	$(5,540,322)	$(820,731)

TIGER OIL AND ENERGY, INC.
Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,
	2016	2015
OPERATING ACTIVITIES
Net loss	$(86,911)	$(509,388)
Adjustments to Reconcile Net Loss to Net
Cash Used by Operating Activities:
Depreciation, amortization and accretion expense	789	715
Gain on property settlement	(58,684)	—
Impairment of oil and gas properties	—	404,837
Amortization of debt discount	—	3,288
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	32,847	48,569
Accounts payable - related party	17,000	10,000

Net Cash Used in Operating Activities	(94,959)	(41,979)

INVESTING ACTIVITIES
Proceeds from property settlement	58,684	—

Net Cash Used in Investing Activities	58,684	—

FINANCING ACTIVITIES
Proceeds from notes payable - related party	66,500	40,000
Repayments on note payable	(5,000)	—
Repayments of notes payable - related party	(40,000)	—

Net Cash Provided by Financing Activities	21,500	40,000

NET INCREASE (DECREASE) IN CASH	$(14,775)	$(1,979)
CASH AT BEGINNING OF PERIOD	15,047	17,026

CASH AT END OF PERIOD	$272	$15,047

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Income taxes	$—	$—
Interest	—	—

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Beneficial conversion on convertible note	$—	$—
Asset retirement obligations	$—	$—

 The accompanying notes are an integral part of these consolidated financial statements.

TIGER OIL AND ENERGY, INC.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

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

December 31, 2016 and 2015

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

December 31, 2016 and 2015

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

The Company recognized impairment expense totaling $-0- and $404,837 for the years ended December 31, 2016 and 2015, respectively.

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

December 31, 2016 and 2015

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basic and Diluted Loss per Share

Basic and diluted loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. The Company had 1,200,000 potential dilutive shares as of December 31, 2016 that were excluded as their effect was anti-dilutive.

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

Capitalized costs associated with impaired properties and capitalized costs related to properties having proved reserves, plus the estimated future development costs, and asset retirement costs under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 410 “Asset Retirement and Environmental Obligations” (FASB ASC 410), are amortized using the unit-of-production method based on proved reserves. Capitalized costs of oil and natural gas properties, net of accumulated amortization and deferred income taxes, are limited to the total of estimated future net cash flows from proved oil and natural gas reserves, discounted at ten percent, plus the cost of unevaluated properties.  Under certain specific conditions, companies could elect to use subsequent prices for determining the estimated future net cash flows. The use of subsequent pricing is no longer allowed. There are many factors, including global events that may influence the production, processing, marketing and price of oil and natural gas. A reduction in the valuation of oil and natural gas properties resulting from declining prices or production could adversely impact depletion rates and capitalized cost limitations. Capitalized costs associated with properties that have not been evaluated through drilling or seismic analysis, including exploration wells in progress at December 31, 2016, are excluded from the unit-of-production amortization. Exclusions are adjusted annually based on drilling results and interpretative analysis.

TIGER OIL AND ENERGY, INC.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

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

Costs of oil and gas properties are depleted using the unit-of-production method. For the years ended December 31, 2016 and 2015, the Company recognized $-0- of depletion expense related to oil and gas production during the period.

Ceiling Test

In applying the full cost method, the Company performs an impairment test (ceiling test) at each reporting date, whereby the carrying value of property and equipment is compared to the value of its proved reserves discounted at a ten percent interest rate of future net revenues, based on current economic and operating conditions, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties.  During the years ended December 31, 2016 and 2015, the Company had recorded $-0- and $404,837, respectively, of impairment expense in connection with the full cost ceiling test calculation.

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

December 31, 2016 and 2015

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

NOTE 3 - OIL AND GAS PROPERTIES

On April 3, 2014, the Company signed an election to participate in the first of three wells with Toto Energy, LLC in Cowley County, Kansas. The Company has a 30 percent working interest and a 24.45 percent net royalty interest in the well. As of December 31, 2016, the Company has capitalized $213,000 of cash payments made to commence operations development of the well.

On May 10, 2014, the Company signed an election to participate in the second of three wells with Toto Energy, LLC in Cowley County, Kansas. The Company has a 30 percent working interest and a 24.45 percent net royalty interest in the well. As of December 31, 2016, the Company has capitalized $189,000 of cash payments made to commence operations development of the well.

On July 23, 2016, the Company received $58,684 from the operator of two of its oil and gas leases. The payment received represented a partial refund of the Company’s previous $404,837 in payments made to the operator pursuant to the terms of an Authorization for Expenditures (“AFE”) Agreement. The Company’s original payments under the AFE were capitalized to oil and gas properties in 2014. All capitalized costs pursuant to the AFE were fully impaired during the year ended December 31, 2015. As the capitalized costs had been previously impaired, the $58,684 was recorded as a gain on property settlement for the period ended December 31, 2016.

Oil and gas properties are stated at cost. As of December 31, 2016, and December 31, 2015, oil and gas properties, net consisted of the following:

	December 31, 2016	December 31, 2015
Unproved properties	$470,377	$470,377
Impairment of oil and gas leases	(470,377)	(470,377)
Oil and gas properties, net	$—	$—

TIGER OIL AND ENERGY, INC.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

NOTE 4 - CONVERTIBLE NOTES PAYABLE

On January 3, 2014, the Company received $600,000 in connection with a convertible note financing commitment, the terms of which call for the Company to receive three tranches of $200,000 each on a callable convertible note wherein the Company borrows the sum at five percent interest for one year and the investor can elect to continue to receive the interest on the note or have the Company issue the investor shares of common stock of the Company at $0.50 per share to retire the debt. The notes came due on December 12, 2014, and as of December 31, 2016 the notes were in default. At December 31, 2016 accrued interest on the notes totaled $89,616.

The Company analyzed the convertible debts under ASC 470-20 and determined that a beneficial conversion feature existed at execution. The intrinsic value of the beneficial conversion feature was determined to be $400,000 and was recorded as additional paid-in capital with an offset to debt discounts. During the years ended December 31, 2016 and 2015, $-0- and $3,288 of the debt discount was amortized to interest expense, respectively, leaving an ending debt discount balance of $-0- at December 31, 2016 and 2015.

NOTE 5 - NOTES PAYABLE

On May 6, 2015 the Company borrowed $5,000 from an unrelated third-party entity. Pursuant to the terms of the note, the principal accrued interest at a rate of five percent per annum, was unsecured, and came due on May 6, 2016. During the 2016 calendar year, the Company paid the note in full, inclusive of $305 in accrued interest.

NOTE 6 - NOTES PAYABLE - RELATED PARTY

On June 11, 2015 the Company borrowed $5,000 from a related-party entity. Pursuant to the terms of the note, the principal accrues interest at a rate of five percent per annum, is unsecured, and is due in full on June 11, 2016. Subsequent to the initial borrowing the Company borrowed an additional $57,500 from the same lender under the same terms. On July 25, 2016 the Company paid $40,000 against the outstanding principal of the notes. Accrued interest totaling $1,340 was forgiven at the time of payment, and recorded as additional paid-in capital. At December 31, 2016 the total outstanding principal balance due to the lender was $22,500, and aggregate accrued interest on the notes totaled $465.

On May 6, 2015 the Company borrowed $5,000 from an unrelated third-party entity. Pursuant to the terms of the note, the principal accrues interest at a rate of five percent per annum, is unsecured, and is due in full on May 6, 2016. On July 25, 2015 the note, inclusive of all unpaid principal and interest, was transferred to and assumed by a related party. On July 25, 2016 the Company repaid the full $5,000 principal balance due under the terms of the note. Accrued interest on the note totaling $305 was forgiven at the time of payment, and recorded as additional paid-in capital. As of December 31, 2016 the note principal and interest have been satisfied in full.

On March 7, 2016 the Company borrowed $10,000 from a related-party. Pursuant to the terms of the note the principal accrues interest at a rate of five percent per annum, is unsecured, and is due in full on May 6, 2017. On May 2, 2016 the Company borrowed an additional $4,000 under the same terms. On October 4, 2016 the Company borrowed an additional $25,000 under the same terms. At December 31, 2016 the principal balances of the notes totaled $39,000 and accrued interest on the notes totaled $848.

TIGER OIL AND ENERGY, INC.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

NOTE 7 - ASSET RETIREMENT OBLIGATIONS

The total future asset retirement obligation is estimated by management based on the Company’s net working interests in all wells and facilities, estimated costs to reclaim and abandon wells and facilities and the estimated timing of the costs to be incurred in future periods. At December 31, 2016 and 2015, the Company estimated the undiscounted cash flows related to asset retirement obligation to total approximately $105,000. The actual costs to settle the obligation are expected to occur in approximately 25 years. Through December 31, 2016, the Company established an asset retirement obligation of $9,860 for the wells acquired by the Company, which was capitalized to the value of the oil and gas properties. The fair value of the liability at December 31, 2016 and 2015 is estimated to be $12,323 and $11,534, respectively, using a risk free rate of 9.31 percent and inflation rates between 3.87 and 4.81 percent. Total accretion expense on the asset retirement obligation was $789 and $715 for the years ended December 31, 2016 and 2015, respectively.

Changes to the asset retirement obligation for the years ended December 31, 2016 and 2015 were as follows:

	December 31, 2016	December 31, 2015

Balance, beginning of period	$11,534	$10,819
Liabilities incurred	—	—
Accretion expense	789	715
Balance, end of period	$12,323	$11,534

NOTE 8 - STOCKHOLDERS’ DEFICIT

The Company has 1,000,000 preferred shares authorized at a par value of $0.001 and 74,000,000 common shares authorized at par value of $0.001.  As of December 31, 2016, the Company has 42,013 shares of preferred stock and 42,728,159 shares of common stock issued and outstanding.

NOTE 9 - RELATED-PARTY TRANSACTIONS

At December 31, 2016 and 2015 the Company was owed its directors an aggregate of $33,000 and $16,000, respectively, in accrued director fees.

TIGER OIL AND ENERGY, INC.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

NOTE 10 - INCOME TAXES

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

	For the Years Ended
	December 31,
	2016	2015
Current taxes	$(29,550)	$(173,192)
Impairment of oil and gas properties	—	137,645
Valuation allowance	29,550	35,547
Total provision for income taxes	$—	$—

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 34% to pretax income from continuing operations for the years ended December 31, 2016 and 2015 due to the following:

	December 31,
	2016	2015
Loss carry forwards (expire through 2035)	$1,636,324	$1,568,832

Total gross deferred tax asset	698,751	718,676
Valuation allowance	(698,751)	(718,676)
Net deferred taxes	$—	$—

At December 31, 2016, the Company had net operating loss carry forwards of approximately $1,776,611 that may be offset against future taxable income through 2034.  The Company adopted the provisions of ASC 740 at the beginning of fiscal year 2008. As a result of this adoption, the Company has not made any adjustments to deferred tax assets or liabilities. The Company did not identify any material uncertain tax positions on returns that have been filed or that will be filed. The Company has not had operations resulting in net income and is carrying a large Net Operating Loss as disclosed above.  Since it is not thought that this Net Operating Loss will ever produce a tax benefit, even if examined by taxing authorities and disallowed entirely, there would be no effect on the financial statements.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

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

On October 10, 2016, the Company reached a settlement agreement whereby the Company agreed to pay $11,000 in exchange for a general release of all claims against the Company. As of December 31, 2016, the case is considered fully resolved and closed.

TIGER OIL AND ENERGY, INC.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

NOTE 12 - SUBSEQUENT EVENTS

Subsequent to December 31, 2016, the Company cancelled 5,623,097 shares of common stock.

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and there are no additional material subsequent events to report.

TIGER OIL AND ENERGY, INC.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

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

December 31, 2016 and 2015

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

No major acquisition or sale of oil and gas properties or other favorable or adverse event subsequent to December 31, 2016 is believed to have caused a material change in the estimates of proved developed or proved undeveloped or probable undeveloped reserves as of that date.

NET PROVED RESERVE SUMMARY

The following table sets forth the Company's net proved reserves, including proved developed and proved undeveloped reserves, at December 31, 2016 and 2015, as pursuant to reserve reports prepared by the Company’s independent, certified petroleum engineer.

	December 31, 2016	December 31, 2015

Net Proved Developed Reserves:
Crude oil (Bbls)	—	—
Natural gas (Mcf)	—	—
Oil equivalents (Boa)	—	—

Net Proved Undeveloped Reserves:
Crude oil (Bbls)	—	—
Natural gas (Mcf)	—	—
Oil equivalents (Boe)	—	—

Net Proved Developed and Undeveloped Reserves:
Crude oil (Bbls)	—	—
Natural gas (Mcf)	—	—
Oil equivalents (Boe)	—	—

TIGER OIL AND ENERGY, INC.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

SUPPLEMENTAL INFORMATION TO

FINANCIAL STATEMENTS (Unaudited)

Capitalized Costs Relating to Oil and Gas Producing Activities The following table sets forth the capitalized costs relating to the Company’s crude oil and natural gas producing activities at December 31, 2016 and 2015:

	At December 31, 2016	At December 31, 2015

Proved leasehold costs	$—	$—
Costs of wells and development	910,855	910,855
Capitalized asset retirement costs	9,860	9,860
Total cost of oil and gas properties	920,715	920,715
Accumulated depreciation, depletion, and impairment	(920,715)	(920,715)
Net Capitalized Costs	$—	$—

Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities The following table sets forth the costs incurred in the Company’s oil and gas property acquisition, exploration and development activities for the ended December 31, 2016 and 2015:

	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015

Acquisition of properties:
Proved	$—	$—
Exploration costs	—	—
Development costs	—	—
Net Capitalized Costs	$—	$—

Results of Operations for Oil and Gas Producing Activities The following table sets forth the results of operations for oil and gas producing activities for the year ended December 31, 2016 and 2015:

	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015

Crude oil and gas revenues	$—	$15,008
Production costs	(4,079)	(679)
Depreciation, depletion and accretion	(789)	(715)
Results of operations for producing activities, excluding corporate overhead	$(4,868)	$13,614

TIGER OIL AND ENERGY, INC.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

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

The following table sets forth the standardized measure of discounted future net cash flows from projected production of the Company’s oil and gas reserves as of December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015

Future cash inflows	$—	$—
Future production and development costs	—	—
Future income tax and insurance expense	—	—
Future net cash inflows	—	—
10% annual discount for estimated timing of cash flows	—	—
Standardized measure of discounted future net cash flows	$—	$—

TIGER OIL AND ENERGY, INC.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

SUPPLEMENTAL INFORMATION TO

FINANCIAL STATEMENTS (Unaudited)

Changes in Standardized Measure of Discounted Future Net Cash Flows  The following table sets forth the changes in the standardized measure of discounted future net cash flows for the year ended December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015

Beginning of period	$—	$—
Revenues less production and other costs	—	—
Changes in price, net of production costs	—	—
Development costs incurred	—	—
Net changes in future development costs	—	—
Purchases of reserves in place	—	—
Accretion of discount	—	—
Net change in income taxes	—	—
Timing differences and other	—	—
End of period	$—	$—

