Form 10-Q
period 2017-03-31
Tiger Oil & Energy, Inc.
filed 2017-05-15
CIK 1386018

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 11, 2017, the Company had 37,105,062 issued and outstanding shares of its common stock and 22,013 issued shares of preferred stock.

TIGER OIL AND ENERGY, INC.

1

PART I — FINANCIAL INFORMATION

The accompanying interim unaudited financial statements of Tiger Oil and Energy, Inc. (a Nevada corporation) are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company’s most recent annual financial statements for the year ended December 31, 2016 included in a 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on April 17, 2017. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying interim financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying interim financial statements for the three months ended March 31, 2017 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2017.

2

TIGER OIL AND ENERGY, INC.

FINANCIAL STATEMENTS

F- 1

TIGER OIL AND ENERGY, INC.
Consolidated Balance Sheets

	March 31,	December 31,
	2017	2016
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$452	$272
Prepaid expenses and deposits	200	200

Total Current Assets	652	472

OTHER ASSETS
Oil and gas properties, net (full cost method)	—	—

TOTAL ASSETS	$652	$472

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$125,181	$114,380
Accounts payable - related party	39,000	33,000
Notes payable	—	—
Notes payable - related party	66,500	61,500
Convertible notes payable	600,000	600,000

Total Current Liabilities	830,681	808,880

LONG-TERM LIABILITIES
Asset retirement obligation	12,521	12,323

Total Long-Term Liabilities	12,521	12,323

TOTAL LIABILITIES	843,202	821,203

STOCKHOLDERS' DEFICIT
Preferred stock - 1,000,000 shares authorized,
$0.001 par value; 42,013 issued and outstanding	22	42
Common stock - 74,000,000 shares authorized,
$0.001 par value; 37,105,062 and 42,728,159
shares issued and outstanding, respectively	37,105	42,728
Additional paid-in capital	4,682,464	4,676,821
Accumulated deficit	(5,562,141)	(5,540,322)

Total Stockholders' Deficit	(842,550)	(820,731)

TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIT	$652	$472

The accompanying notes are an integral part of these consolidated financial statements.

F- 2

TIGER OIL AND ENERGY, INC.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,
	2017	2016

REVENUES	$—	$—

OPERATING EXPENSES
Lease operating expense	5,372	—
Accretion expense	198	188
Legal and professional	1,500	10,503
Impairment of oil and gas properties	—	—
General and administrative	7,363	8,159

Total Operating Expenses	14,433	18,850

LOSS FROM OPERATIONS	(14,433)	(18,850)

OTHER INCOME (EXPENSE)
Interest expense	(8,186)	(8,011)
Gain on settlement of debt	800	—

Total Other Income (Expense)	(7,386)	(8,011)

LOSS BEFORE TAXES	(21,819)	(26,861)
Provision for income taxes	—	—

NET LOSS	$(21,819)	$(26,861)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

BASIC AND DILUTED WEIGHTED
AVERAGE NUMBER OF SHARES
OUTSTANDING	39,916,611	42,728,159

The accompanying notes are an integral part of these consolidated financial statements.

F- 3

TIGER OIL AND ENERGY, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,
	2017	2016
OPERATING ACTIVITIES
Net loss	$(21,819)	$(26,861)
Adjustments to Reconcile Net Loss to Net
Cash Used by Operating Activities:
Depreciation, amortization and accretion expense	198	188
Gain on settlement of debt	800	—
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	10,001	(999)
Accounts payable - related party	6,000	3,000

Net Cash Used in Operating Activities	(4,820)	(24,672)

INVESTING ACTIVITIES
Proceeds from property settlement	—	—

Net Cash Used in Investing Activities	—	—

FINANCING ACTIVITIES
Proceeds from notes payable - related party	5,000	10,000
Repayments on note payable	—	—
Repayments of notes payable - related party	—	—

Net Cash Provided by Financing Activities	5,000	10,000

NET INCREASE (DECREASE) IN CASH	$180	$(14,672)
CASH AT BEGINNING OF PERIOD	272	15,047

CASH AT END OF PERIOD	$452	$375

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Income taxes	$—	$—
Interest	—	—

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Beneficial conversion on convertible note	$—	$—
Asset retirement obligations	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

F- 4

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2017, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2016 audited financial statements. The results of operations for the periods ended March 31, 2017 and 2016 are not necessarily indicative of the operating results for the full year.

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

F- 5

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

Capitalized costs associated with impaired properties and capitalized costs related to properties having proved reserves, plus the estimated future development costs, and asset retirement costs under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 410 “Asset Retirement and Environmental Obligations” (FASB ASC 410), are amortized using the unit-of-production method based on proved reserves. Capitalized costs of oil and natural gas properties, net of accumulated amortization and deferred income taxes, are limited to the total of estimated future net cash flows from proved oil and natural gas reserves, discounted at ten percent, plus the cost of unevaluated properties.  Under certain specific conditions, companies could elect to use subsequent prices for determining the estimated future net cash flows. The use of subsequent pricing is no longer allowed. There are many factors, including global events that may influence the production, processing, marketing and price of oil and natural gas. A reduction in the valuation of oil and natural gas properties resulting from declining prices or production could adversely impact depletion rates and capitalized cost limitations. Capitalized costs associated with properties that have not been evaluated through drilling or seismic analysis, including exploration wells in progress at March 31, 2017, are excluded from the unit-of-production amortization. Exclusions are adjusted annually based on drilling results and interpretative analysis.

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

Costs of oil and gas properties are depleted using the unit-of-production method. For the three months ended March 31, 2017 and 2016, the Company recognized $-0- and $-0-, respectively, of depletion expense related to oil and gas production during the period.

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

F- 6

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

Revenues from the sale of oil and natural gas are recognized when the product is delivered at a fixed or determinable price, title has transferred, and collectability is reasonably assured.  For oil sales, this occurs when the customer takes delivery of oil from the operators’ storage tanks.

Loss per Share

The Company has adopted ASC 260, “Earnings Per Share,” (“EPS”) which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures, and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The Company had 1,200,000 potential dilutive shares of common stock as of March 31, 2017 that were excluded as their effect was anti-dilutive.

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

Oil and gas properties are stated at cost. As of March 31, 2017 and December 31, 2016, oil and gas properties, net consisted of the following:

	March 31, 2017	December 31, 2016

Unproved properties	$470,377	$470,377
Impairment of oil and gas leases	(470,377)	(470,377)

Oil and gas properties, net	$—	$—

NOTE 5 – CONVERTIBLE NOTES PAYABLE

On January 3, 2014, the Company received $600,000 in connection with a convertible note financing commitment, the terms of which call for the Company to receive three tranches of $200,000 each on a callable convertible note wherein the Company borrows the sum at five percent interest for one year and the investor can elect to continue to receive the interest on the note or have the Company issue the investor shares of common stock of the Company at $0.50 per share to retire the debt. The notes came due on December 12, 2014, and as of March 31, 2017 the notes were in default. At March 31, 2017 accrued interest on the notes totaled $97,013.

F- 7

NOTE 6 – NOTES PAYABLE – RELATED PARTY

On June 11, 2015 the Company borrowed $5,000 from a related-party entity. Pursuant to the terms of the note, the principal accrues interest at a rate of five percent per annum, is unsecured, and was due in full on June 11, 2016. Subsequent to the initial borrowing the Company borrowed an additional $57,500 from the same lender under the same terms. On July 25, 2016 the Company paid $40,000 against the outstanding principal of the notes. Accrued interest totaling $1,340 was forgiven at the time of payment, and recorded as additional paid-in capital. At March 31, 2017 the total outstanding principal balance due to the lender was $22,500, and aggregate accrued interest on the notes totaled $743.

On May 6, 2015 the Company borrowed $5,000 from an unrelated third-party entity. Pursuant to the terms of the note, the principal accrued interest at a rate of five percent per annum, was unsecured, and was due in full on May 6, 2016. On July 25, 2015 the note, inclusive of all unpaid principal and interest, was transferred to and assumed by a related party. On July 25, 2016 the Company repaid the full $5,000 principal balance due under the terms of the note. Accrued interest on the note totaling $305 was forgiven at the time of payment, and recorded as additional paid-in capital. As of March 31, the note principal and interest have been satisfied in full.

On March 7, 2016 the Company borrowed $10,000 from a related-party. Pursuant to the terms of the note the principal accrues interest at a rate of five percent per annum, is unsecured, and is due in full on May 6, 2017. On May 2, 2016 the Company borrowed an additional $4,000 under the same terms. On October 4, 2016 the Company borrowed an additional $25,000 under the same terms. On February 14, 2017 the Company borrowed an additional $5,000 under the same terms. At March 31, 2017 the aggregate principal balance of the notes totaled $44,000 and aggregate accrued interest on the notes totaled $1,359.

NOTE 7 – ASSET RETIREMENT OBLIGATIONS

The total future asset retirement obligation is estimated by management based on the Company’s net working interests in all wells and facilities, estimated costs to reclaim and abandon wells and facilities and the estimated timing of the costs to be incurred in future periods. At March 31, 2017 and December 31, 2016 the Company estimated the undiscounted cash flows related to asset retirement obligation to total approximately $105,500. The actual costs to settle the obligation are expected to occur in approximately 25 years. Through March 31, 2017, the Company established an asset retirement obligation of $9,860 for the wells acquired by the Company, which was capitalized to the value of the oil and gas properties. The fair value of the liability at March 31, 2017 and December 31, 2016 is estimated to be $12,521 and $12,323, respectively, using a risk free rate of 9.31 percent and inflation rates between 3.87 and 4.81 percent. Total accretion expense on the asset retirement obligation was $198 and $188 for the nthree-month periods ended March 31, 2017 and 2017, respectively.

NOTE 8 – STOCKHOLDERS’ DEFICIT

The Company has 1,000,000 preferred shares authorized at a par value of $0.001 and 74,000,000 common shares authorized at par value of $0.001.  As of March 31, 2017 the Company has 22,013 shares of preferred stock and 37,105,062 shares of common stock issued and outstanding.

On July 29, 2016 the Company repaid in full the principal balance of multiple related-party notes payable. Pursuant to this transaction, the note holders agreed to forgive an aggregate of $1,645 in accrued interest related to the notes. The Company recorded this forgiveness as a credit to additional paid-in capital, as the note holders were related parties.

During the three-month period ended March 31, 2017, the Company cancelled 20,000 shares of preferred stock, and 5,623,097 shares of common stock.

F- 8

NOTE 9 – RELATED-PARTY TRANSACTIONS

At March 31, 2017 and December 31, 2016 the Company owed its Chief Financial Officer $31,000 and $28,000, respectively, in accrued director fees. An additional $52,000 and $44,000, respectively, was owed to the Company’s Chief Executive Officer in accrued director fees and notes payable.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

During the year ended December 31, 2015 the Company became party to a legal action brought about by an unrelated third-party individual, wherein the plaintiff alleges the Company “participated and/or conspired in a scheme to disseminate spam emails” which were misleading in order to encourage individuals to purchase shares of the Company’s common stock at an artificial and/or inflated stock price. On October 10, 2016, the Company reached a settlement agreement whereby the Company agreed to pay $11,000 in exchange for a general release of all claims against the Company (see Note 10). As of October 10, 2016 the case is considered fully resolved and closed.

NOTE 11 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and there are no material subsequent events to report other than those listed below.

F- 9

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

Going Concern

The future of our company is dependent upon its ability to obtain financing and upon future profitable operations from the sale of products and services through our websites. Management has plans to seek additional capital through a private placement and public offering of its common stock, if necessary. Our auditors have included a going concern paragraph in their audit report dated April 17, 2017 included in our annual report on Form 10-K because uncertainties raise doubts about the Issuers ability to continue as a going concern.

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

On May 10, 2014 we elected to partner with TOTO Energy LLC and drill our second well on the Cowley County leases. The Company holds a 30% WI in the DeFore lease and agreed to spend $189,000 for our share of drilling costs of the DeFore 19-1 well. This well was fracked and is producing oil and revenue to the Company, although due in part to low oil prices the DeFore well did not produce or earn revenues during the three months ended March 31, 2017.

Our current focus is to secure financing to increase our holdings and develop our current oil and gas assets over the next twelve months.

For the Three Months Ended March 31, 2017 and 2016

Revenues

Revenues for the three-month period ended March 31, 2017 were $-0-, compared to $-0- for the comparable period of 2016. This lack of revenues for both periods resulted primarily from conscious decision to slow oil and gas production due to low oil and gas prices. As oil prices increase the Company anticipates increased production and revenues will be derived from the DeFore well.

3

Operating Expenses

Operating expenses for the three months ended March 31, 2017 and 2016 were $14,433 and 18,850, respectively. Of these operating expenses, professional fees totaled $1,500 and $10,503, respectively, general and administrative expenses totaled $7,363 and $8,159, respectively, lease operating expenses totaled $5,372 and $-0-, respectively, and accretion expense totaled $198 and $188, respectively, for the three months ended March 31, 2017 and 2016. Professional fees decreased during the current period primarily due to a decrease in legal fees relating to legal defense and subsequent negotiation of a legal settlement. Lease operating expenses increased while general and administrative expenses decreased during the current period, due primarily to the Company’s minimized oil and gas operations in the current period.

Other Income (Expenses)

During the three months ended March 31, 2017 and 2016, the Company recognized interest expense in the amount of $8,186 and $8,011, respectively. Interest expense increased primarily due to an increase in notes payable upon which interest accrues. Additionally, the Company recorded a gain on property settlement in the amount of $800 during the current period.

Net Loss

For the three months ended March 31, 2017 and 2016, the Company recognized a net loss in the amounts of $21,819 and $26,861, respectively. The slight decrease in net loss was largely the result of the decreased legal and professional fees, partially offset by increased lease operating expenses during the current period.

Liquidity and Capital Resources

As of March 31, 2017, the Company had $652 in current assets, consisting of $452 in cash, and deposits of $200, compared to $472 in current assets at December 31, 2016, which consisted of cash of $272 and deposits of $200. Total liabilities at March 31, 2017 totaled $843,202 compared to $821,203 at December 31, 2016. At March 31, 2017 the Company had a current ratio of 0.01.

The Company estimates that it will require $400,000 to accomplish its short-term goal of bringing shut-in wells back into production and the company's sole source of liquidity to this point has been through the sale of common stock. Such funding that is required to maintain liquidity will come in the form of equity sales of common stock.

Cash used in operations totaled $4,820 and $24,672 for the three months ended March 31, 2017 and 2016, respectively. The decrease in cash used in operations results primarily from an decreased net loss for the period, and an increase in accounts payable and accrued expenses. Cash provided by investing activities totaled $-0- and $-0-, respectively, and cash provided by financing activities totaled $5,000 and $10,000 for the three months ended March 31, 2017 and 2016, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of March 31, 2017 under the direction of the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended. Based on the evaluation of these controls and procedures required by paragraph (b) of Sec. 240.13a-15 or 240.15d-15 the disclosure controls and procedures are not effective.

4

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

The Company has not taken any steps at this time to address these weaknesses but will formulate a plan before fiscal year ending December 31, 2017.

PART II - Other Information.

Item 1. Legal Proceedings

During the year ended December 31, 2015 the Company became party to a legal action brought about by an unrelated third-party individual, wherein the plaintiff alleges the Company “participated and/or conspired in a scheme to disseminate spam emails” which were misleading in order to encourage individuals to purchase shares of the Company’s common stock at an artificial and/or inflated stock price. On October 10, 2016, the Company reached a settlement agreement whereby the Company agreed to pay $11,000 in exchange for a general release of all claims against the Company. As of October 10, 2016 the case was considered fully resolved and closed.

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

5

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIGER OIL AND ENERGY, INC.

May 11, 2017

/s/ Kenneth B. Liebscher
Kenneth B. Liebscher, Director & CEO

6