Form 10-Q
period 2017-06-30
Tiger Oil & Energy, Inc.
filed 2017-08-14
CIK 1386018

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 8, 2017, the Company had 37,105,062 issued and outstanding shares of its common stock and 22,013 issued shares of preferred stock.

TIGER OIL AND ENERGY, INC.

1

PART I — FINANCIAL INFORMATION

The accompanying interim unaudited financial statements of Tiger Oil and Energy, Inc. (a Nevada corporation) are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company’s most recent annual financial statements for the year ended December 31, 2016 included in a 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on April 17, 2017. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying interim financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying interim financial statements for the three and six months ended June 30, 2017 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2017.

2

TIGER OIL AND ENERGY, INC.

FINANCIAL STATEMENTS

TIGER OIL AND ENERGY, INC.
Consolidated Balance Sheets

	June 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$57	$272
Prepaid expenses and deposits	200	200

Total Current Assets	257	472

OTHER ASSETS
Oil and gas properties, net (full cost method)	—	—

TOTAL ASSETS	$257	$472

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$128,055	$114,380
Accounts payable - related party	45,000	33,000
Notes payable	—	—
Notes payable - related party	71,500	61,500
Convertible notes payable	600,000	600,000

Total Current Liabilities	844,555	808,880

LONG-TERM LIABILITIES
Asset retirement obligation	12,732	12,323

Total Long-Term Liabilities	12,732	12,323

TOTAL LIABILITIES	857,287	821,203

STOCKHOLDERS' DEFICIT
Preferred stock - 1,000,000 shares authorized,
$0.001 par value; 22,013 and 42,013 shares issued and outstanding respectively	22	42
Common stock - 74,000,000 shares authorized,
$0.001 par value; 37,105,062 and 42,728,159
shares issued and outstanding, respectively	37,105	42,728
Additional paid-in capital	4,682,464	4,676,821
Accumulated deficit	(5,576,621)	(5,540,322)

Total Stockholders' Deficit	(857,030)	(820,731)

TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIT	$257	$472

The accompanying notes are an integral part of these consolidated financial statements.

TIGER OIL AND ENERGY, INC.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

REVENUES	$—	$—	$—	$—

OPERATING EXPENSES
Lease operating expense	—	—	5,372	—
Accretion expense	211	193	409	381
Legal and professional	1,200	13,687	2,700	24,190
General and administrative	7,790	6,493	15,153	13,448

Total Operating Expenses	9,201	20,373	23,634	38,019

LOSS FROM OPERATIONS	(9,201)	(20,373)	(23,634)	(38,019)

OTHER INCOME (EXPENSE)
Interest expense	(8,371)	(8,175)	(16,557)	(16,186)
Gain on settlement of debt	3,092	—	3,892	—

Total Other Income
(Expense)	(5,279)	(8,175)	(12,665)	(16,186)

LOSS BEFORE TAXES	(14,480)	(28,548)	(36,299)	(54,205)
Provision for income taxes	—	—	—	—

NET LOSS	$(14,480)	$(28,548)	$(36,299)	$(54,205)

BASIC AND DILUTED LOSS
PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

BASIC AND DILUTED
WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING	37,105,062	42,728,159	39,232,524	42,728,159

The accompanying notes are a integral part of these consolidated financials statements.

TIGER OIL AND ENERGY, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,
	2017	2016
OPERATING ACTIVITIES
Net loss	$(36,299)	$(54,205)
Adjustments to Reconcile Net Loss to Net
Cash Used by Operating Activities:
Depreciation, amortization and accretion expense	409	381
Gain on settlement of debt	3,892	—
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	9,783	6,304
Accounts payable - related party	12,000	14,000

Net Cash Used in Operating Activities	(10,215)	(33,520)

INVESTING ACTIVITIES
Proceeds from property settlement	—	—

Net Cash Used in Investing Activities	—	—

FINANCING ACTIVITIES
Proceeds from notes payable - related party	10,000	19,000
Repayments on note payable	—	—
Repayments of notes payable - related party	—	—

Net Cash Provided by Financing Activities	10,000	19,000

NET INCREASE (DECREASE) IN CASH	$(215)	$(14,520)
CASH AT BEGINNING OF PERIOD	272	15,047

CASH AT END OF PERIOD	$57	$527

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Income taxes	$—	$—
Interest	—	—

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Beneficial conversion on convertible note	$—	$—
Asset retirement obligations	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2017, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2016 audited financial statements. The results of operations for the periods ended June 30, 2017 and 2016 are not necessarily indicative of the operating results for the full year.

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

Capitalized costs associated with impaired properties and capitalized costs related to properties having proved reserves, plus the estimated future development costs, and asset retirement costs under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 410 “Asset Retirement and Environmental Obligations” (FASB ASC 410), are amortized using the unit-of-production method based on proved reserves. Capitalized costs of oil and natural gas properties, net of accumulated amortization and deferred income taxes, are limited to the total of estimated future net cash flows from proved oil and natural gas reserves, discounted at ten percent, plus the cost of unevaluated properties.  Under certain specific conditions, companies could elect to use subsequent prices for determining the estimated future net cash flows. The use of subsequent pricing is no longer allowed. There are many factors, including global events that may influence the production, processing, marketing and price of oil and natural gas. A reduction in the valuation of oil and natural gas properties resulting from declining prices or production could adversely impact depletion rates and capitalized cost limitations. Capitalized costs associated with properties that have not been evaluated through drilling or seismic analysis, including exploration wells in progress at June 30, 2017, are excluded from the unit-of-production amortization. Exclusions are adjusted annually based on drilling results and interpretative analysis.

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

Costs of oil and gas properties are depleted using the unit-of-production method. For the six months ended June 30, 2017 and 2016, the Company recognized $-0- and $-0-, respectively, of depletion expense related to oil and gas production during the period.

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

Loss per Share

The Company has adopted ASC 260, “Earnings Per Share,” (“EPS”) which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures, and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The Company had 1,200,000 potential dilutive shares of common stock as of June 30, 2017 that were excluded as their effect was anti-dilutive.

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

Oil and gas properties are stated at cost. As of June 30, 2017 and December 31, 2016, oil and gas properties, net consisted of the following:

	June 30, 2017	December 31, 2016

Unproved properties	$470,377	$470,377
Impairment of oil and gas leases	(470,377)	(470,377)

Oil and gas properties, net	$—	$—

NOTE 5 – CONVERTIBLE NOTES PAYABLE

On January 3, 2014, the Company received $600,000 in connection with a convertible note financing commitment, the terms of which call for the Company to receive three tranches of $200,000 each on a callable convertible note wherein the Company borrows the sum at five percent interest for one year and the investor can elect to continue to receive the interest on the note or have the Company issue the investor shares of common stock of the Company at $0.50 per share to retire the debt. The notes came due on December 12, 2014, and as of June 30, 2017 the notes were in default. At June 30, 2017 accrued interest on the notes totaled $104,493.

NOTE 6 – NOTES PAYABLE – RELATED PARTY

On June 11, 2015 the Company borrowed $5,000 from a related-party entity. Pursuant to the terms of the note, the principal accrues interest at a rate of five percent per annum, is unsecured, and was due in full on June 11, 2016. Subsequent to the initial borrowing the Company borrowed an additional $57,500 from the same lender under the same terms. On July 25, 2016 the Company paid $40,000 against the outstanding principal of the notes. Accrued interest totaling $1,340 was forgiven at the time of payment, and recorded as additional paid-in capital. At June 30, 2017 the total outstanding principal balance due to the lender was $22,500, and aggregate accrued interest on the notes totaled $1,023.

On May 6, 2015 the Company borrowed $5,000 from an unrelated third-party entity. Pursuant to the terms of the note, the principal accrued interest at a rate of five percent per annum, was unsecured, and was due in full on May 6, 2016. On July 25, 2015 the note, inclusive of all unpaid principal and interest, was transferred to and assumed by a related party. On July 25, 2016 the Company repaid the full $5,000 principal balance due under the terms of the note. Accrued interest on the note totaling $305 was forgiven at the time of payment, and recorded as additional paid-in capital. As of June 30, the note principal and interest have been satisfied in full.

NOTE 6 – NOTES PAYABLE – RELATED PARTY (Continued)

On March 7, 2016 the Company borrowed $10,000 from a related-party. Pursuant to the terms of the note the principal accrues interest at a rate of five percent per annum, is unsecured, and is due in full on May 6, 2017. On May 2, 2016 the Company borrowed an additional $4,000 under the same terms. On October 4, 2016 the Company borrowed an additional $25,000 under the same terms. During the six-month period ended June 30, 2017, the Company borrowed an additional $10,000 under the same terms. At June 30, 2017 the aggregate principal balance of the notes totaled $49,000 and aggregate accrued interest on the notes totaled $1,970.

NOTE 7 – ASSET RETIREMENT OBLIGATIONS

The total future asset retirement obligation is estimated by management based on the Company’s net working interests in all wells and facilities, estimated costs to reclaim and abandon wells and facilities and the estimated timing of the costs to be incurred in future periods. At June 30, 2017 and December 31, 2016 the Company estimated the undiscounted cash flows related to asset retirement obligation to total approximately $105,500. The actual costs to settle the obligation are expected to occur in approximately 25 years. Through June 30, 2017, the Company established an asset retirement obligation of $9,860 for the wells acquired by the Company, which was capitalized to the value of the oil and gas properties. The fair value of the liability at June 30, 2017 and December 31, 2016 is estimated to be $12,732 and $12,323, respectively, using a risk free rate of 9.31 percent and inflation rates between 3.87 and 4.81 percent. Total accretion expense on the asset retirement obligation was $409 and $381 for the six-month periods ended June 30, 2017 and 2016, respectively.

NOTE 8 – STOCKHOLDERS’ DEFICIT

The Company has 1,000,000 preferred shares authorized at a par value of $0.001 and 74,000,000 common shares authorized at par value of $0.001.  As of June 30, 2017 the Company has 22,013 shares of preferred stock and 37,105,062 shares of common stock issued and outstanding.

On July 29, 2016 the Company repaid in full the principal balance of multiple related-party notes payable. Pursuant to this transaction, the note holders agreed to forgive an aggregate of $1,645 in accrued interest related to the notes. The Company recorded this forgiveness as a credit to additional paid-in capital, as the note holders were related parties.

During the six-month period ended June 30, 2017, the Company cancelled 20,000 shares of preferred stock, and 5,623,097 shares of common stock.

NOTE 9 – RELATED-PARTY TRANSACTIONS

At June 30, 2017 and December 31, 2016 the Company owed its Chief Financial Officer $34,000 and $28,000, respectively, in accrued director fees. An additional $60,000 and $44,000, respectively, was owed to the Company’s Chief Executive Officer in accrued director fees and notes payable.

NOTE 10 – COMMITMENTS AND CONTIGENCIES

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This 10 Q contains certain forward-looking statements and our future operating results could differ materially from those discussed herein. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained herein to reflect future events or developments.

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

For the Three Months Ended June 30, 2017 and 2016

Revenues

Revenues for the three-month period ended June 30, 2017 were $-0-, compared to $-0- for the comparable period of 2016. This lack of revenues for both periods resulted primarily from conscious decision to slow oil and gas production due to low oil and gas prices. As oil prices increase the Company anticipates increased production and revenues will be derived from the DeFore well.

3

Operating Expenses

Operating expenses for the three months ended June 30, 2017 and 2016 were $9,201 and $20,373, respectively. Of these operating expenses, professional fees totaled $1,200 and $13,687, respectively; general and administrative expenses totaled $7,790 and $6,493, respectively; lease operating expenses totaled $-0- and $-0-, respectively; and accretion expense totaled $211 and $193, respectively, for the three months ended June 30, 2017 and 2016. Professional fees decreased during the current period primarily due to a decrease in legal fees relating to legal defense and subsequent negotiation of a legal settlement. Lease operating expenses did not change, while general and administrative expenses increased slightly during the current period, due primarily to an increase in transfer agent fees paid during the 2017 period.

Other Income (Expenses)

During the three months ended June 30, 2017 and 2016, the Company recognized interest expense in the amount of $8,371 and $8,175, respectively. Interest expense increased primarily due to an increase in notes payable upon which interest accrues. Additionally, the Company recorded a gain on settlement of debt in the amount of $3,092 during the current period.

Net Loss

For the three months ended June 30, 2017 and 2016, the Company recognized a net loss in the amounts of $14,480 and $28,549, respectively. The slight decrease in net loss was largely the result of the decreased legal and professional fees, partially offset by increased general and administrative expenses during the current period.

For the Six Months Ended June 30, 2017 and 2016

Revenues

Revenues for the six-month period ended June 30, 2017 were $-0-, compared to $-0- for the comparable period of 2016. This lack of revenues for both periods resulted primarily from conscious decision to slow oil and gas production due to low oil and gas prices. As oil prices increase the Company anticipates increased production and revenues will be derived from the DeFore well.

Operating Expenses

Operating expenses for the six months ended June 30, 2017 and 2016 were $23,634 and $38,019, respectively. Of these operating expenses, professional fees totaled $2,700 and $24,190, respectively; general and administrative expenses totaled $15,153 and $13,448, respectively; lease operating expenses totaled $5,372 and $-0-, respectively; and accretion expense totaled $409 and $381, respectively, for the six months ended June 30, 2017 and 2016. Professional fees decreased during the current period primarily due to a decrease in legal fees relating to legal defense and subsequent negotiation of a legal settlement. Lease operating expenses increased due to some minimal preparatory work on the Company’s oil and gas properties, while general and administrative expenses increased slightly during the current period, due primarily to an increase in transfer agent fees paid during the 2017 period.

Other Income (Expenses)

During the six months ended June 30, 2017 and 2016, the Company recognized interest expense in the amount of $16,557 and $16,186, respectively. Interest expense increased primarily due to an increase in notes payable upon which interest accrues. Additionally, the Company recorded a gain on settlement of debts in the amount of $3,892 during the current period.

Net Loss

For the six months ended June 30, 2017 and 2016, the Company recognized a net loss in the amounts of $36,299 and $54,205, respectively. The decrease in net loss was largely the result of the decreased legal and professional fees, partially offset by increased general and administrative and lease operating expenses during the current period.

4

Liquidity and Capital Resources

As of June 30, 2017, the Company had $257 in current assets, consisting of $57 in cash, and deposits of $200, compared to $472 in current assets at December 31, 2016, which consisted of cash of $272 and deposits of $200. Total liabilities at June 30, 2017 totaled $857,287 compared to $821,203 at December 31, 2016. At June 30, 2017 the Company had a current ratio of 0.01.

The Company estimates that it will require $400,000 to accomplish its short-term goal of bringing shut-in wells back into production and the company's sole source of liquidity to this point has been through the sale of common stock. Such funding that is required to maintain liquidity will come in the form of equity sales of common stock.

Cash used in operations totaled $10,215 and $33,520 for the six months ended June 30, 2017 and 2016, respectively. The decrease in cash used in operations results primarily from a decreased net loss for the period, and an increase in accounts payable and accrued expenses. Cash provided by investing activities totaled $-0- and $-0-, respectively, and cash provided by financing activities totaled $10,000 and $19,000 for the six months ended June 30, 2017 and 2016, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of June 30, 2017 under the direction of the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended. Based on the evaluation of these controls and procedures required by paragraph (b) of Sec. 240.13a-15 or 240.15d-15 the disclosure controls and procedures are not effective.

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

August 8, 2017

/s/ Kenneth B. Liebscher
Kenneth B. Liebscher, Director & CEO

7