Form 10-K
period 2017-12-31
Tiger Oil & Energy, Inc.
filed 2018-04-24
CIK 1386018

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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
YES ☒     NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]	Accelerated filer [_]

Non-accelerated filer [_] (Do not check if a smaller reporting company)	Smaller reporting company [ X]
Emerging growth company [ ]

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

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of April 17, 2018 the Company had 37,105,062 issued and outstanding shares of its common stock and 22,013 of its preferred stock.

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

	2017		2016
	High	Low	High	Low
Qtr 1	0.047	0.010	0.018	0.007
Qtr 2	0.032	0.015	0.01	0.007
Qtr 3	0.029	0.015	0.025	0.007
Qtr 4	0.028	0.011	0.021	0.015

We did not make any dividend payments during the fiscal years ended December 31, 2017 or 2016 and have no plans to pay dividends in the foreseeable future. We did not repurchase any shares of our common stock during the fiscal year ended December 31, 2017 or 2016.

Transfer Agent: Quicksilver Stock Transfer LLC, 2258 Green Mountain Ct. Las Vegas Nevada 89135

The Company did not make any repurchases of its securities during the year ended December 31, 2017.

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

Revenues

Revenues from continuing operations for the years ended December 31, 2017 and 2016 were $15,114 and $-0- respectively. In 2009, as part of the sale of the legacy business the Company divested all assets that generated revenue. During the 2015 fiscal year the Company once again began recognizing revenues on the sale of oil and gas. In 2016 the Company reduced activity with its oil and gas properties, due to the low prices of oil and gas. In 2017 the Company once again began recognizing revenues on the sale of oil and gas. The Company anticipates increasing production as oil and gas prices continue to rebound to historical norms.

Operating Expenses

Operating expenses for the year ended December 31, 2017 and 2016 totaled $70,096 and $110,590, respectively. Of these totals, general and administrative expenses amounted to $34,983 and $36,840, respectively; legal and professional expenses totaled $11,615 and $68,882, respectively; lease operating expenses of $22,643 and $4,079, respectively; and accretion expense totaled $855 and $789, respectively.

Other Income (Expenses)

During the years ended December 31, 2017 and 2016 the Company recognized interest expense in the amount of $33,362 and $35,005, respectively. Additionally, the Company recognized a gain on settlement of debt totaling $3,892 and $58,684, respectively.

Net Loss

For the years ended December 31, 2017 and 2016, the Company recognized net losses in the amounts of $84,722 and $86,911, respectively.

Liabilities

The Company’s liabilities consist of current amounts payable or accrued to trade creditors totaling $157,740 and 114,380 at December 31, 2017 and 2016, respectively. Additionally, the Company holds payable to related parties totaling $81,500 and $61,500, respectively, and convertible note payable with a net balance of $600,000.

Liquidity and Capital Resources

At December 31, 2017 the Company had negative working capital of $892,275, compared to negative working capital of $809,352 in 2016.

As of December 31, 2017, the Company had $15,254 in current assets, consisting of $627 in cash, deposits of $200, and accounts receivable of $14,427, compared to $472 in current assets at December 31, 2016, which consisted of cash of $272 and deposits of $200. Total liabilities at December 31, 2017 totaled $920,707, compared to $821,203 at December 31, 2016. The current liabilities at December 31, 2017 consisted of accounts payable and accrued expenses of $157,740, accounts payable to related parties of $68,289, notes payable to related parties totaling $81,500, and convertible notes payable of $600,000. At December 31, 2016 current liabilities consisted of accounts payable and accrued expenses of $114,380, accounts payable to related parties of $33,000, notes payable to related parties totaling $61,500 and convertible notes payable of $600,000.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T). Controls and Procedures.

As of December 31, 2017, under the direction of the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended.  Based on the evaluation of these controls and procedures required by paragraph (b) of Sec. 240.13a-15 or 240.15d-15 the disclosure controls and procedures have been found to be not effective.

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

Evaluation of Internal Control Over Financial Reporting

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of Dec. 31, 2017.  In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO (2013). The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. In management’s assessment of the effectiveness of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) as required by Exchange Act Rule 13a-15(c), our management concluded as of the end of the fiscal year covered by this Annual Report on Form 10-K that our internal control over financial reporting has not been effective.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that results more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of December 31, 2017:

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

The Company has not taken any steps at this time to address these weaknesses but expects to formulate a plan before fiscal year ending December 31, 2017.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The names, ages, and respective positions of the directors, officers, and significant employees of the Company are set forth below.

Name	Position Held with the Company	Age	Date First Elected or Appointed
Kenneth Liebscher	President and Director	75	July 1, 2006 to present
Howard Bouch	Chief Financial Officer and Director Secretary Treasurer	73	January 12, 2007 to present

Kenneth B. Liebscher, President, CEO, Director and Chairman.

Ken Liebscher is a 75-year-old international businessman with 40 years of securities and executive management experience. Mr. Liebscher is a graduate of St. George’s School, Vancouver, B.C. and also attended the University of British Columbia. In 22 years with the world’s largest dental products manufacturer, Dentsply International Inc., Mr. Liebscher held several positions culminating as the Manager of their West Coast Division, headquartered in San Francisco California. Mr. Liebscher was recruited by a major Europe based competitor, Ivoclar Liechtenstein to lead their entry into the North American market and, within two years, became Executive Vice President of Sales and Marketing and helped expand this company’s sales to $300,000,000 US before retiring.

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

Howard Bouch, CFO and Director

Howard Bouch, age 73, is a Private Practice Chartered Accountant with over 38 years of Public and Private international experience. Mr. Bouch originally qualified as a Chartered Accountant (English and Wales Institute) in 1968. Mr. Bouch joined Deloitte & Co, Lusaka, Zambia from 1970 - 1972. Mr. Bouch joined Anglo American Corp, Zambia working as Head Office Chief Accountant for Nchanga Consolidated Copper Mines (world’s 2nd largest) from 1972 - 1976. In 1976 Mr. Bouch returned to the UK and joined Babcock and Wilcox, Engineers, Nottinghamshire, England as Chief Accountant for one of their subsidiaries. Mr. Bouch was Chief Accountant of a private building firm in Cumbria, England from 1978 - 1984. In 1984 Mr. Howard Bouch established a Private Practice as a Chartered Accountant and continues to provide professional services to Cumbrian firms to the present. Mr. Bouch is a Director of Viavid Broadcasting Inc., a non-reporting, US Company, and Director and CFO of Universal Potash Corp. (UPCO).

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

Item 11. Executive Compensation.

The following charts include compensation and options received by all Officers and Directors of the Company.

Officers and Directors

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards	Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Kenneth Liebscher	2017	0	0	0	0	0	0	0	0
	2016	0	0	0	0	0	0	6,000	6,000
Howard Bouch	2017	0	0	0	0	0	0	0	0
	2016	0	0	0	0	0	0	0	0

OPTIONS

There are no options granted.

For the year ended December 31, 2017 and 2016 share-based compensation expense of $-0- and $-0- was recognized, respectively.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The owners of 5% or more of the Shares, as well as the officers and directors who own Shares as of December 31, 2017, are set forth in the following chart:

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Preferred Stock	Kenneth Liebscher, President/CEO And Director	20,000 [1]	47.6%
Preferred Stock	Howard Bouch, CFO and Director	Nil[1]	0%
Common Stock	Kenneth Liebscher, President/CEO and Director	2,000,000	5%
Common Stock	All Officers and Directors as a group of Common Stock	2,000,000	5%

[1] Subsequent to December 31, 2017 Mr. Bouch purchased all 20,000 preferred shares from Mr. Liebscher for a purchase price of $20,000, resulting in a change in control of the Company.

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

On February 7, 2018 the Company dismissed Pinaki and associates as its independent registered public accounting firm and engaged BF Borgers CPA, PC as its independent registered public accounting firm. BF Borgers, CPA, PC did not perform any audit services, audit-related services, tax services, or other services for the Company during the years ended December 31, 2017 and 2016.

	2017	2016
Audit Fees	$9,500	$9,500
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$9,500	$9,500

Services rendered by Sadler Gibb & Associates for the year ended December 31, 2017 and 2016 in connection with fees presented above were as follows:

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

On February 7, 2018 the Company dismissed Pinaki and associates as its independent registered public accounting firm and engaged BF Borgers CPA, PC as its independent registered public accounting firm. BF Borgers, CPA, PC did not perform any audit services, audit-related services, tax services, or other services for the Company during the years ended December 31, 2017 and 2016.

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

We have reviewed and discussed with management the Company’s audited consolidated financial statements as of and for the year ended December 31, 2017.

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

/s/ Howard Bouch

Howard Bouch, Director & CEO

Date April 17, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Howard Bouch	April 17, 2018
Secretary, Treasurer, CFO Director	Date

TIGER OIL AND ENERGY, INC.

AUDIT REPORT OF INDEPENDENT ACCOUNTANTS
AND
CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Tiger Oil and Energy, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Tiger Oil and Energy, Inc. (the "Company") as of December 31, 2017 and 2016, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2018.

Lakewood, CO

April 23, 2018

TIGER OIL AND ENERGY, INC.
Consolidated Balance Sheets

	December 31,
	2017	2016

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$627	$272
Accounts receivable	14,427	—
Prepaid expenses and deposits	200	200

Total Current Assets	15,254	472

OTHER ASSETS
Oil and gas properties, net (full cost method)	—	—

TOTAL ASSETS	$15,254	$472

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$157,740	$114,380
Accounts payable - related party	68,289	33,000
Notes payable - related party	81,500	61,500
Convertible notes payable	600,000	600,000

Total Current Liabilities	907,529	808,880

LONG-TERM LIABILITIES
Asset retirement obligation	13,178	12,323

Total Long-Term Liabilities	13,178	12,323

TOTAL LIABILITIES	920,707	821,203

STOCKHOLDERS' DEFICIT
Preferred stock - 1,000,000 shares authorized,
$0.001 par value; 22,013 and 42,013 shares
issued and outstanding, respectively	22	42
Common stock - 74,000,000 shares authorized,
$0.001 par value; 37,105,062 and 42,728,159
shares issued and outstanding, respectively	37,105	42,728
Additional paid-in capital	4,682,464	4,676,821
Accumulated deficit	(5,625,044)	(5,540,322)

Total Stockholders' Deficit	(905,453)	(820,731)

TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIT	$15,254	$472

The accompanying notes are an integral part of these consolidated financial statements.

TIGER OIL AND ENERGY, INC.
Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2017	2016

REVENUES	$15,114	$—

OPERATING EXPENSES
Lease operating expense	22,643	4,079
Accretion expense	855	789
Legal and professional	11,615	68,882
General and administrative	34,983	36,840

Total Operating Expenses	70,096	110,590

LOSS FROM OPERATIONS	(54,982)	(110,590)

OTHER INCOME (EXPENSE)
Interest expense	(33,632)	(35,005)
Gain on settlement of debt	3,892	58,684

Total Other Income (Expense)	(29,740)	23,679

LOSS BEFORE TAXES	(84,722)	(86,911)
Provision for income taxes	—	—

NET LOSS	$(84,722)	$(86,911)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

BASIC AND DILUTED WEIGHTED
AVERAGE NUMBER OF SHARES
OUTSTANDING	38,160,050	42,728,159

The accompanying notes are a integral part of these consolidated financials statements.

TIGER OIL AND ENERGY, INC.
Consolidated Statement of Stockholders' Deficit

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2015	42,013	$42	42,728,159	$42,728	$4,675,176	$(5,453,411)	$(735,465)

Settlement of related-party debt	—	—	—	—	1,645	—	1,645

Net loss for the year ended
December 31, 2016	—	—	—	—	—	(86,911)	(86,911)

Balance, December 31, 2016	42,013	42	42,728,159	42,728	4,676,821	(5,540,322)	(820,731)

Cancellation of preferred shares	(20,000)	(20)	—	—	20	—	—

Cancellation of common shares	—	—	(5,623,097)	(5,623)	5,623	—	—

Net loss for the year ended
December 31, 2017	—	—	—	—	—	(84,722)	(84,722)

Balance, December 3, 2017	22,013	$22	37,105,062	$37,105	$4,682,464	$(5,625,044)	$(905,453)

The accompanying notes are a integral part of these consolidated financials statements.

TIGER OIL AND ENERGY, INC.
Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,
	2017	2016
OPERATING ACTIVITIES
Net loss	$(84,722)	$(86,911)
Adjustments to Reconcile Net Loss to Net
Cash Used by Operating Activities:
Depreciation, amortization and accretion expense	855	789
Gain on property settlement	3,892	(58,684)
Changes in operating assets and liabilities:
Accounts receivable	(14,427)	—
Accounts payable and accrued liabilities	39,468	32,847
Accounts payable - related party	35,289	17,000

Net Cash Used in Operating Activities	(19,645)	(94,959)

INVESTING ACTIVITIES
Proceeds from property settlement	—	58,684

Net Cash Used in Investing Activities	—	58,684

FINANCING ACTIVITIES
Proceeds from notes payable - related party	20,000	66,500
Repayments on note payable	—	(5,000)
Repayments of notes payable - related party	—	(40,000)

Net Cash Provided by Financing Activities	20,000	21,500

NET INCREASE (DECREASE) IN CASH	$355	$(14,775)
CASH AT BEGINNING OF PERIOD	272	15,047

CASH AT END OF PERIOD	$627	$272

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Income taxes	$—	$—
Interest	—	—

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Beneficial conversion on convertible note	$—	$—
Asset retirement obligations	$—	$—

The accompanying notes are a integral part of these consolidated financials statements.

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

The Company recognized no impairment expense during the years ended December 31, 2017 and 2016.

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basic and Diluted Loss per Share

Basic and diluted loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. The Company had 1,200,000 potential dilutive shares as of December 31, 2017 that were excluded as their effect was anti-dilutive.

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

Capitalized costs associated with impaired properties and capitalized costs related to properties having proved reserves, plus the estimated future development costs, and asset retirement costs under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 410 “Asset Retirement and Environmental Obligations” (FASB ASC 410), are amortized using the unit-of-production method based on proved reserves. Capitalized costs of oil and natural gas properties, net of accumulated amortization and deferred income taxes, are limited to the total of estimated future net cash flows from proved oil and natural gas reserves, discounted at ten percent, plus the cost of unevaluated properties.  Under certain specific conditions, companies could elect to use subsequent prices for determining the estimated future net cash flows. The use of subsequent pricing is no longer allowed. There are many factors, including global events that may influence the production, processing, marketing and price of oil and natural gas. A reduction in the valuation of oil and natural gas properties resulting from declining prices or production could adversely impact depletion rates and capitalized cost limitations. Capitalized costs associated with properties that have not been evaluated through drilling or seismic analysis, including exploration wells in progress at December 31, 2017, are excluded from the unit-of-production amortization. Exclusions are adjusted annually based on drilling results and interpretative analysis.

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

Costs of oil and gas properties are depleted using the unit-of-production method. For the years ended December 31, 2017 and 2016, the Company recognized $-0- of depletion expense related to oil and gas production during the period.

Ceiling Test

In applying the full cost method, the Company performs an impairment test (ceiling test) at each reporting date, whereby the carrying value of property and equipment is compared to the value of its proved reserves discounted at a ten percent interest rate of future net revenues, based on current economic and operating conditions, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties.  During the years ended December 31, 2017 and 2016 the Company had recorded no impairment expense in connection with the full cost ceiling test calculation.

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

NOTE 3 – OIL AND GAS PROPERTIES

On April 3, 2014, the Company signed an election to participate in the first of three wells with Toto Energy, LLC in Cowley County, Kansas. The Company has a 30 percent working interest and a 24.45 percent net royalty interest in the well. As of December 31, 2017, the Company has capitalized $213,000 of cash payments made to commence operations development of the well.

On May 10, 2014, the Company signed an election to participate in the second of three wells with Toto Energy, LLC in Cowley County, Kansas. The Company has a 30 percent working interest and a 24.45 percent net royalty interest in the well. As of December 31, 2017, the Company has capitalized $189,000 of cash payments made to commence operations development of the well.

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

Oil and gas properties are stated at cost. As of December 31, 2017 and December 31, 2016, oil and gas properties, net consisted of the following:

	December 31, 2017	December 31, 2016
Unproved properties	$470,377	$470,377
Impairment of oil and gas leases	(470,377)	(470,377)
Oil and gas properties, net	$—	$—

NOTE 4 – CONVERTIBLE NOTES PAYABLE

On January 3, 2014, the Company received $600,000 in connection with a convertible note financing commitment, the terms of which call for the Company to receive three tranches of $200,000 each on a callable convertible note wherein the Company borrows the sum at five percent interest for one year and the investor can elect to continue to receive the interest on the note or have the Company issue the investor shares of common stock of the Company at $0.50 per share to retire the debt. The notes came due on December 12, 2014, and as of December 31, 2017 the notes were in default. At December 31, 2017 accrued interest on the notes totaled $119,616.

NOTE 5 – NOTES PAYABLE – RELATED PARTY

On June 11, the Company borrowed $5,000 from a related-party entity. Pursuant to the terms of the note, the principal accrues interest at a rate of five percent per annum, is unsecured, and was due in full on June 11, 2016. Subsequent to the initial borrowing the Company borrowed an additional $57,500 from the same lender under the same terms. On July 25, 2016 the Company paid $40,000 against the outstanding principal of the notes. Accrued interest totaling $1,340 was forgiven at the time of payment, and recorded as additional paid-in capital. At December, 2017 the total outstanding principal balance due to the lender was $22,500, and aggregate accrued interest on the notes totaled $1,587.

On May 6, 2015 the Company borrowed $5,000 from an unrelated third-party entity. The note, accrued interest at a rate of five percent per annum, was unsecured, and was due in full on May 6, 2016. On July 25, 2015 the note, inclusive of all unpaid principal and interest, was transferred to and assumed by a different related party entity. On July 25, 2016 the Company repaid the full $5,000 principal balance due under the terms of the note. Accrued interest on the note totaling $305 was forgiven at the time of payment, and recorded as additional paid-in capital. During the year ended December 31, 2017, the Company borrowed an additional $10,000 from the same entity. This note accrues interest at a rate of five percent per annum, and is due twelve months from the note date. As of December 31, 2017, accrued interest on the note totaled $153.

On March 7, 2016 the Company borrowed $10,000 from a related-party. Pursuant to the terms of the note the principal accrues interest at a rate of five percent per annum, is unsecured, and is due in full on May 6, 2017. On May 2, 2016 the Company borrowed an additional $4,000 under the same terms. On October 4, 2016 the Company borrowed an additional $25,000 under the same terms. During the year ended December 31, 2017, the Company borrowed an additional $10,000 under the same terms. At December, 2017 the aggregate principal balance of the notes totaled $49,000 and aggregate accrued interest on the notes totaled $3,205.

NOTE 6 – ASSET RETIREMENT OBLIGATIONS

The asset retirement obligation is estimated by management based on the Company’s net working interests in all wells, estimated costs to reclaim and abandon wells and facilities and the estimated timing of the costs to be incurred in future periods. At December 31, 2017 and 2016, the Company estimated the undiscounted cash flows related to asset retirement obligation to total approximately $105,000. The actual costs to settle the obligation are expected to occur in approximately 25 years. Through December 31, 2017, the Company established an asset retirement obligation of $9,860 for the wells acquired by the Company, which was capitalized to the value of the oil and gas properties. The fair value of the liability at December 31, 2017 and 2016 is estimated to be $13,178 and $12,323, respectively, using a risk free rate of 9.31 percent and inflation rates between 3.87 and 4.81 percent. Total accretion expense on the asset retirement obligation was $855 and $789 for the years ended December 31, 2017 and 2016, respectively.

Changes to the asset retirement obligation for the years ended December 31, 2017 and 2016 were as follows:

	December 31, 2017	December 31, 2016

Balance, beginning of period	$12,323	$11,534
Liabilities incurred	—	—
Accretion expense	855	789
Balance, end of period	$13,178	$12,323

NOTE 7 – STOCKHOLDERS’ DEFICIT

The Company has 1,000,000 preferred shares authorized at a par value of $0.001 and 74,000,000 common shares authorized at par value of $0.001.  As of December 31, 2017 the Company has 22,013 shares of preferred stock and 37,105,062 shares of common stock issued and outstanding.

On July 29, 2016 the Company repaid in full the principal balance of multiple related-party notes payable. Pursuant to this transaction, the note holders agreed to forgive an aggregate of $1,645 in accrued interest related to the notes. The Company recorded this forgiveness as a credit to additional paid-in capital, as the note holders were related parties.

During the year ended December 31, 2017, the Company cancelled 20,000 shares of preferred stock, and 5,623,097 shares of common stock.

NOTE 8 – RELATED-PARTY TRANSACTIONS

At December 31, 2017 and 2016 the Company was owed its directors an aggregate of $36,000 and $19,000, respectively, in accrued director fees.

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

	For the Years Ended
	December 31,
	2017	2016
Current taxes	$(28,805)	$(29,550)
Impairment of oil and gas properties	—	—
Valuation allowance	28,805	29,550
Total provision for income taxes	$—	$—

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 34% to pretax income from continuing operations for the years ended December 31, 2017 and 2016 due to the following:

	December 31,
	2017	2016
Loss carry forwards (expire through 2036)	$1,665,129	$1,636,324

Total gross deferred tax asset	762,893	698,751
Valuation allowance	(762,893)	(698,751)
Net deferred taxes	$—	$—

At December 31, 2017, the Company had net operating loss carry forwards of approximately $1,805,416 that may be offset against future taxable income through 2036.  The Company adopted the provisions of ASC 740 at the beginning of fiscal year 2008. As a result of this adoption, the Company has not made any adjustments to deferred tax assets or liabilities. The Company did not identify any material uncertain tax positions on returns that have been filed or that will be filed. The Company has not had operations resulting in net income and is carrying a large Net Operating Loss as disclosed above.  Since it is not thought that this Net Operating Loss will ever produce a tax benefit, even if examined by taxing authorities and disallowed entirely, there would be no effect on the financial statements.

NOTE 10 – SUBSEQUENT EVENTS

Adar Bays Financing

On January 22, 2018, the Company entered into a Securities Purchase Agreement (the “Agreement”) with Adar Bays, a Florida limited liability company (“Adar”), providing for the purchase of seven convertible notes in the aggregate principal amount of $300,000 (the “Notes”), with the first Note being in the amount of $75,000 (“First Note”) and the remaining six Notes being in the amount of $37,500 each (the “Back End Notes”). Each Note bears interest at the rate of 8% per annum and matures on January 22, 2019.

NOTE 10 – SUBSEQUENT EVENTS (Continued)

Each Back-End Note shall be paid for by an offsetting a $37,500 secured promissory note issued to the Company by Adar on January 22, 2018 (each, the “Adar Note” and collectively, the “Adar Notes”), provided that prior to the conversion of each Back-End Note, Adar must have paid off an Adar Note in cash. The first two Adar Notes are each secured by the First Note or substitute collateral having an appraisal value of $37,500. The remaining four Adar Notes are each secured by money placed into escrow equal to the principal amount of such Adar Note. The first Adar Note matures on January 22, 2019 with all additional notes maturing on January 22, 2019 as well, unless the Company does not meet the “current public information” requirement pursuant to Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”), in which case both Back-End Notes and the Adar Notes may be both cancelled.

The First Note was funded on January 22, 2018, less $3,750 in legal fees. Each of the remaining six notes shall be funded on a monthly basis from August 22, 2018 to January 22, 2019, each less $2,000 in legal fees.

Adar Bays Financing

Adar or other holder(s) of the Notes (the “Holder”) may, at its option, at any time after 180 days, elect to convert all or any amount of the principal face amount of each Note then outstanding into shares of the Company’s common stock, par value $0.0001 per share, at a conversion price for each share of Common Stock equal to fifty percent (50%) of the lowest closing bid price of the Common Stock as reported on the OTCQB, where the Company’s shares are traded, or any exchange upon which the Common Stock may be traded in the future, for the lower of (i) twenty (20) prior trading days immediately preceding the issuance date of the Note or (ii) the twenty (20) prior trading days including the day upon which a Notice of Conversion is received by the Company or its transfer agent.

GW Holdings Financing

On January 24, 2018, the Company, entered into a Securities Purchase Agreement (“SPA”), with GW Holdings Group, LLC, a New York limited liability company (the “Buyer” or “GWH”), providing for the purchase of four convertible promissory notes in the aggregate principal amount of $157,750, with the first Note being in the principal amount of $78,750, and the second, third and fourth Notes being in the principal amount of $26,000 each.

The First Note was funded on January 24, 2018, with the Company receiving $75,000, less $3,750 in legal fees.

Each Note bears interest at the rate of 10% per annum, and is due and payable on January 24, 2019. Interest shall be paid by the Company in common stock.

GWH, or other permitted holder (“Holder”), may convert all or any amount the principal face amount of the Notes then outstanding and accrued interest into shares of the Company's Common Stock at a price (“Conversion Price”) per share equal to 50% of the lesser of the lowest closing bid or the lowest trading price: (i) twenty prior trading days, including the day upon which a Notice of Conversion is received by the Company (provided such Notice of Conversion is delivered by fax or other electronic method of communication to the Company after 4 P.M. Eastern Standard or Daylight Savings Time if the Holder wishes to include the same day closing price), or (ii) the twenty prior trading days immediately preceding the issuance date of the Notes. The number of issuable shares will be rounded to the nearest whole share, and no fractional shares or scrip representing fractions of shares will be issued on conversion. In the event the Company experiences a DTC “Chill” on its shares, the conversion price discount shall be increased to 60% while that “Chill” is in effect. Notwithstanding anything to the contrary contained in the Notes, the Notes shall not be convertible by the holder thereof, and Company shall not effect any conversion of the Notes or otherwise issue any shares of Common Stock to the extent (but only to the extent) that the holder together with any of its affiliates would beneficially own in excess of 9.99% (the “Maximum Percentage”) of the Company’s outstanding Common Stock. The Holder may send in a Notice of Conversion to the Company for Interest Shares based on the formula provided above.

NOTE 10 – SUBSEQUENT EVENTS (Continued)

Change in Control of Registrant

On March 1, 2018, Howard Bouch, the Chief Financial Officer and member of the Board of Directors of the Company, purchased 20,000 shares of the Company’s preferred stock from Ken Liebscher, the then President, Chief Executive Officer, Secretary, Treasurer and Director of the Company, pursuant to a stock purchase agreement, dated March 1, 2018, for $1.00 per share, or a total purchase price of $20,000. Each share of Preferred Stock entitles the owner to 2,500 votes.  The Shares have the voting equivalency of 50 million (50,000,00) shares of common stock and represent approximately 54.72% of the aggregate 92,137,562 votes entitled to by the 37,105,062 outstanding shares of common stock and 22,013 outstanding shares of Preferred Stock.

As a result, the sale of the Shares constituted a change in control of the Company. The Company was not a party to the Stock Purchase Agreement.

Other

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and there are no material subsequent events to report, other than those listed above.

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

No major acquisition or sale of oil and gas properties or other favorable or adverse event subsequent to December 31, 2017 is believed to have caused a material change in the estimates of proved developed or proved undeveloped or probable undeveloped reserves as of that date.

NET PROVED RESERVE SUMMARY

The following table sets forth the Company's net proved reserves, including proved developed and proved undeveloped reserves, at December 31, 2017 and 2016, as pursuant to reserve reports prepared by the Company’s independent, certified petroleum engineer.

	December 31, 2017	December 31, 2016
Net Proved Developed Reserves:
Crude oil (Bbls)	—	—
Natural gas (Mcf)	—	—
Oil equivalents (Boa)	—	—

Net Proved Undeveloped Reserves:
Crude oil (Bbls)	—	—
Natural gas (Mcf)	—	—
Oil equivalents (Boe)	—	—

Net Proved Developed and Undeveloped Reserves:
Crude oil (Bbls)	—	—
Natural gas (Mcf)	—	—
Oil equivalents (Boe)	—	—

SUPPLEMENTAL INFORMATION TO

FINANCIAL STATEMENTS (Unaudited)

Capitalized Costs Relating to Oil and Gas Producing Activities The following table sets forth the capitalized costs relating to the Company’s crude oil and natural gas producing activities at December 31, 2017 and 2016:

	At December 31, 2017	At December 31, 2016

Proved leasehold costs	$—	$—
Costs of wells and development	910,855	910,855
Capitalized asset retirement costs	9,860	9,860
Total cost of oil and gas properties	920,715	920,715
Accumulated depreciation, depletion, and impairment	(920,715)	(920,715)
Net Capitalized Costs	$—	$—

Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities The following table sets forth the costs incurred in the Company’s oil and gas property acquisition, exploration and development activities for the ended December 31, 2017 and 2016:

	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016

Acquisition of properties:
Proved	$—	$—
Exploration costs	—	—
Development costs	—	—
Net Capitalized Costs	$—	$—

Results of Operations for Oil and Gas Producing Activities The following table sets forth the results of operations for oil and gas producing activities for the year ended December 31, 2017 and 2016:

	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016

Crude oil and gas revenues	$15114	$—
Production costs	(22643)	(4079)
Depreciation, depletion and accretion	(855)	(789)
Results of operations for producing activities, excluding corporate overhead	$(8384)	$(4868)

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

The following table sets forth the standardized measure of discounted future net cash flows from projected production of the Company’s oil and gas reserves as of December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016

Future cash inflows	$—	$—
Future production and development costs	—	—
Future income tax and insurance expense	—	—
Future net cash inflows	—	—
10% annual discount for estimated timing of cash flows	—	—
Standardized measure of discounted future net cash flows	$—	$—

SUPPLEMENTAL INFORMATION TO

FINANCIAL STATEMENTS (Unaudited)

Changes in Standardized Measure of Discounted Future Net Cash Flows  The following table sets forth the changes in the standardized measure of discounted future net cash flows for the year ended December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016

Beginning of period	$—	$—
Revenues less production and other costs	—	—
Changes in price, net of production costs	—	—
Development costs incurred	—	—
Net changes in future development costs	—	—
Purchases of reserves in place	—	—
Accretion of discount	—	—
Net change in income taxes	—	—
Timing differences and other	—	—
End of period	$—	$—

