Form 10-Q
period 2018-03-31
Tiger Oil & Energy, Inc.
filed 2018-05-21
CIK 1386018

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 15, 2018, the Company had 102,105,062 issued and outstanding shares of its common stock and 22,013 issued shares of preferred stock.

1

TIGER OIL AND ENERGY, INC.

2

PART I — FINANCIAL INFORMATION

The accompanying interim unaudited financial statements of Tiger Oil and Energy, Inc. (a Nevada corporation) are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company’s most recent annual financial statements for the year ended December 31, 2017 included in a 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on April 24, 2018. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying interim financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying interim financial statements for the three months ended March 31, 2018 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2018.

3

TIGER OIL AND ENERGY, INC.

FINANCIAL STATEMENTS

TIGER OIL AND ENERGY, INC.
Consolidated Balance Sheets

	March 31,	December 31,
	2018	2017
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$32,201	$627
Accounts receivable	7,664	14,427
Prepaid expenses and deposits	5,200	200

Total Current Assets	45,065	15,254

OTHER ASSETS
Oil and gas properties, net (full cost method)	—	—

TOTAL ASSETS	$45,065	$15,254

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$152,128	$157,740
Accounts payable - related party	59,289	68,289
Notes payable - related party	56,500	81,500
Convertible notes payable	623,170	600,000
Derivative liabilities	341,407	—

Total Current Liabilities	1,232,494	907,529

LONG-TERM LIABILITIES
Asset retirement obligation	13,394	13,178

Total Long-Term Liabilities	13,394	13,178

TOTAL LIABILITIES	1,245,888	920,707

STOCKHOLDERS' DEFICIT
Preferred stock - 25,000,000 shares authorized,
$0.001 par value; 22,013 shares issued and
outstanding	22	22
Common stock - 625,000,000 shares authorized,
$0.001 par value; 37,105,062 shares issued
and outstanding	37,105	37,105
Additional paid-in capital	4,682,464	4,682,464
Accumulated deficit	(5,920,414)	(5,625,044)

Total Stockholders' Deficit	(1,200,823)	(905,453)

TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIT	$45,065	$15,254

The accompanying notes are an integral part of these consolidated financial statements.

TIGER OIL AND ENERGY, INC.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31,
	2018	2017

REVENUES	$10,216	$—

OPERATING EXPENSES
Lease operating expense	2,632	5,372
Accretion expense	216	198
Legal and professional	66,395	1,500
General and administrative	7,504	7,363

Total Operating Expenses	76,747	14,433

LOSS FROM OPERATIONS	(66,531)	(14,433)

OTHER INCOME (EXPENSE)
Interest expense	(411,144)	(8,186)
Gain on derivative liability	182,305	—
Gain on settlement of debt	—	800

Total Other Income (Expense)	(228,839)	(7,386)

LOSS BEFORE TAXES	(295,370)	(21,819)
Provision for income taxes	—	—

NET LOSS	$(295,370)	$(21,819)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.00)

BASIC AND DILUTED WEIGHTED
AVERAGE NUMBER OF SHARES
OUTSTANDING	37,105,062	39,916,611

The accompanying notes are an integral part of these consolidated financial statements.

TIGER OIL AND ENERGY, INC.
Consolidated Statements of Cash Flows

	For the Three Months Ended
	March 31,
	2018	2017
OPERATING ACTIVITIES
Net loss	$(295,370)	$(21,819)
Adjustments to Reconcile Net Loss to Net
Cash Used by Operating Activities:
Depreciation, amortization and accretion expense	216	198
Recognition of debt discount	(150,750)	—
Amortization of debt discount	27,670	—
Gain on derivative liability	(182,305)	—
Gain on property settlement	—	800
Changes in operating assets and liabilities:
Accounts receivable	6,763	—
Accounts payable and accrued liabilities	(5,612)	10,001
Accounts payable - related party	(9,000)	6,000
Derivative liability	523,712	—

Net Cash Used in Operating Activities	(84,676)	(4,820)

INVESTING ACTIVITIES
Cash paid for deposits	(5,000)	—

Net Cash Used in Investing Activities	(5,000)	—

FINANCING ACTIVITIES
Proceeds from notes payable - related party	—	5,000
Proceeds from convertible notes	146,250	—
Repayments of notes payable - related party	(25,000)	—

Net Cash Provided by Financing Activities	121,250	5,000

NET INCREASE (DECREASE) IN CASH	$31,574	$180
CASH AT BEGINNING OF PERIOD	627	272

CASH AT END OF PERIOD	$32,201	$452

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Income taxes	$—	$—
Interest	—	—

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Beneficial conversion on convertible note	$—	$—
Asset retirement obligations	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2018, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2017 audited financial statements. The results of operations for the period ended March 31, 2017 are not necessarily indicative of the operating results for the full year.

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

Capitalized costs associated with impaired properties and capitalized costs related to properties having proved reserves, plus the estimated future development costs, and asset retirement costs under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 410 “Asset Retirement and Environmental Obligations” (FASB ASC 410), are amortized using the unit-of-production method based on proved reserves. Capitalized costs of oil and natural gas properties, net of accumulated amortization and deferred income taxes, are limited to the total of estimated future net cash flows from proved oil and natural gas reserves, discounted at ten percent, plus the cost of unevaluated properties.  Under certain specific conditions, companies could elect to use subsequent prices for determining the estimated future net cash flows. The use of subsequent pricing is no longer allowed. There are many factors, including global events that may influence the production, processing, marketing and price of oil and natural gas. A reduction in the valuation of oil and natural gas properties resulting from declining prices or production could adversely impact depletion rates and capitalized cost limitations. Capitalized costs associated with properties that have not been evaluated through drilling or seismic analysis, including exploration wells in progress at March 31, 2018, are excluded from the unit-of-production amortization. Exclusions are adjusted annually based on drilling results and interpretative analysis.

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

Costs of oil and gas properties are depleted using the unit-of-production method. For the three months ended March 31, 2018 and 2017, the Company recognized $-0- and $-0-, respectively, of depletion expense related to oil and gas production during the period.

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

Oil and gas properties are stated at cost. As of March 31, 2018 and December 31, 2017, oil and gas properties, net consisted of the following:

	March 31, 2018	December 31, 2017

Unproved properties	$470,377	$470,377
Impairment of oil and gas leases	(470,377)	(470,377)

Oil and gas properties, net	$—	$—

NOTE 5 – CONVERTIBLE NOTES PAYABLE

Chancery Lane Notes

On January 3, 2014, the Company received $600,000 in connection with a convertible note financing commitment, the terms of which call for the Company to receive three tranches of $200,000 each on a callable convertible note wherein the Company borrows the sum at five percent interest for one year and the investor can elect to continue to receive the interest on the note or have the Company issue the investor shares of common stock of the Company at $0.50 per share to retire the debt. The notes came due on December 12, 2014, and as of March 31, 2018 the notes were in default. At March 31, 2018 accrued interest on the notes totaled $127,013.

Adar Bay Note

On January 22, 2018, the Company received $71,250 from a third-party lender pursuant to a convertible promissory note. The note bears interest at a rate of 8.0 percent per annum, and is due in full on January 22, 2019. The note is convertible into shares of the Company’s common stock at a strike price equal to 50 percent of the lowest bid price of the lower of a) the last 20 days prior to conversion, or b) the 20 days immediately preceding the note closing date. As of March 31, 2018 the Company has recorded $1,288 in accrued interest on the note, a net debt discount totaling $61,027, and a derivative liability totaling $169,781.

NOTE 5 – CONVERTIBLE NOTES PAYABLE (Continued)

Adar Bay Note

On January 24, 2018, the Company received $75,000 from a third-party lender pursuant to a convertible promissory note. The note bears interest at a rate of 10.0 percent per annum, and is due in full on January 24, 2019. The note is convertible into shares of the Company’s common stock at a strike price equal to 50 percent of the lowest bid price of the lower of the last 20 days prior to conversion. As of March 31, 2018 the Company has recorded $1,085 in accrued interest on the note, a net debt discount totaling $62,053, and a derivative liability totaling $171,626.

NOTE 6 – NOTES PAYABLE – RELATED PARTY

On June 11, the Company borrowed $5,000 from a related-party entity. Pursuant to the terms of the note, the principal accrues interest at a rate of five percent per annum, is unsecured, and was due in full on June 11, 2016. Subsequent to the initial borrowing the Company borrowed an additional $57,500 from the same lender under the same terms. On July 25, 2016 the Company paid $40,000 against the outstanding principal of the notes. Accrued interest totaling $1,340 was forgiven at the time of payment, and recorded as additional paid-in capital. At March 3, 2018 the total outstanding principal balance due to the lender was $22,500, and aggregate accrued interest on the notes totaled $1,865.

On May 6, 2015 the Company borrowed $5,000 from an unrelated third-party entity. The note, accrued interest at a rate of five percent per annum, was unsecured, and was due in full on May 6, 2016. On July 25, 2015 the note, inclusive of all unpaid principal and interest, was transferred to and assumed by a different related party entity. On July 25, 2016 the Company repaid the full $5,000 principal balance due under the terms of the note. Accrued interest on the note totaling $305 was forgiven at the time of payment, and recorded as additional paid-in capital. During the year ended December 31, 2017, the Company borrowed an additional $10,000 from the same entity. The outstanding principal balance on the note as of March 31, 2018 totaled $10,000 This note accrues interest at a rate of five percent per annum, and is due twelve months from the note date. As of March 31, 2018, accrued interest on the note totaled $214.

On March 7, 2016 the Company borrowed $10,000 from a related-party. Pursuant to the terms of the note the principal accrues interest at a rate of five percent per annum, is unsecured, and is due in full on May 6, 2017. On May 2, 2016 the Company borrowed an additional $4,000 under the same terms. On October 4, 2016 the Company borrowed an additional $25,000 under the same terms. During the year ended December 31, 2017, the Company borrowed an additional $10,000 under the same terms. During the three months ended March 3, 2018, the Company paid $25,000 against note principal. At March 31, 2018, the aggregate principal balance of the notes totaled $24,000 and aggregate accrued interest on the notes totaled $3,607.

NOTE 7 – ASSET RETIREMENT OBLIGATIONS

The total future asset retirement obligation is estimated by management based on the Company’s net working interests in all wells and facilities, estimated costs to reclaim and abandon wells and facilities and the estimated timing of the costs to be incurred in future periods. At March 31, 2018 the Company estimated the undiscounted cash flows related to asset retirement obligation to total approximately $105,500. The actual costs to settle the obligation are expected to occur in approximately 25 years. Through March 31, 2018, the Company established an asset retirement obligation of $9,860 for the wells acquired by the Company, which was capitalized to the value of the oil and gas properties. The fair value of the liability at March 31, 2018 and December 31, 2017 is estimated to be $13,394 and $13,178, respectively, using a risk free rate of 9.31 percent and inflation rates between 3.87 and 4.81 percent. Total accretion expense on the asset retirement obligation was $216 and $198 for the three-month periods ended March 31, 2018 and 2017, respectively.

NOTE 8 – STOCKHOLDERS’ DEFICIT

The Company has 25,000,000 preferred shares authorized at a par value of $0.001 and 625,000,000 common shares authorized at par value of $0.001.  As of March 31, 2018 the Company has 22,013 shares of preferred stock and 37,105,062 shares of common stock issued and outstanding.

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

NOTE 9 – SUBSEQUENT EVENTS

On April 23, 2018 the Company resolved to issue 65,000,000 common shares to the Company’s president upon conversion of $6,500 in notes payable, at a rate of $0.0001 per share.

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and there are no material subsequent events to report other than those listed above.

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

Going Concern

The future of our company is dependent upon its ability to obtain financing and upon future profitable operations from the sale of products and services through our websites. Management has plans to seek additional capital through a private placement and public offering of its common stock, if necessary. Our auditors have included a going concern paragraph in their audit report dated April 23, 2018 included in our annual report on Form 10-K because uncertainties raise doubts about the Issuer’s ability to continue as a going concern.

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

4

For the Three Months Ended March 31, 2018 and 2017

Revenues

Revenues for the three-month period ended March 31, 2018 were $10,216, compared to $-0- for the comparable period of 2017. This increase in revenues resulted primarily from the Company’s decision to operate its current wells an begin production after a long period of inactivity. During the previous year, management had made a conscious decision to slow oil and gas production due to low oil and gas prices. As oil prices increase the Company anticipates continued increased production and revenues will be derived from the DeFore and Stalnacker wells.

Operating Expenses

Operating expenses for the three months ended March 31, 2018 were $76,747 and $14,433, respectively. Of these operating expenses, professional fees totaled $66,395 and $1,500, respectively; general and administrative expenses totaled $7,504 and $7,363, respectively; lease operating expenses totaled $2,632 and $5,372, respectively; and accretion expense totaled $216 and $198, respectively, for the three months ended March 31, 2018 and 2017. Professional fees increased during the current period primarily due increased audit and consulting fees. General and administrative and accretion expenses increased negligibly during the current period, while lease operating expenses decreased during 2017.

Other Income (Expenses)

During the three months ended March 31, 2018 and 2017, the Company recognized interest expense in the amount of $411,144 and $8,186, respectively. Interest expense increased significantly in the 2018 period, due primarily to the recognition of a derivative liability pertaining to the Company’s 2018 convertible notes payable. Furthermore, the Company recognized a gain on derivative liability totaling $182,305 during the 2018 period. This gain resulted from the Company’s March 31, 2018 revaluation of its derivative liabilities initially calculated in January, 2018. Additionally, the Company recognized a gain on settlement of debt in the amount of $800 during the 2017 period.

Net Loss

For the three months ended March 31, 2018 and 2017, the Company recognized a net loss in the amounts of $295,370 and $21,819, respectively. The significant increase in net loss was largely the result of the increased interest expense and professional fees, partially offset by an increase in revenues earned during the 2018 period.

Liquidity and Capital Resources

As of March 31, 2018, the Company had $45,065 in current assets, consisting of $32,201 in cash, prepaid expenses and deposits totaling $5,200, and accounts receivable of $7,664. At December 31, 2017, the Company had $15,254 in current assets, consisting of $627 in cash, $200 in prepaid expenses and deposits, and $14,427 in accounts receivable. Total current liabilities at March 31, 2018 totaled $1,232,494 compared to $907,529 at December 31, 2017. At September 30, 2017 the Company had a current ratio of 0.04.

The Company estimates that it will require $400,000 to accomplish its short-term goal of bringing shut-in wells back into production and the company's sole source of liquidity to this point has been through the sale of common stock. Such funding that is required to maintain liquidity will come in the form of equity sales of common stock.

Cash used in operations totaled $84,676 and $4,820 for the three months ended March 31, 2018 and 2017, respectively. The increase in cash used in operations results primarily from an increased net loss for the period. Cash used in investing activities totaled $5,000 and $-0-, respectively, and cash provided by financing activities totaled $121,2580 and $5,000 for the three months ended March 31, 2018 and 2017, respectively.

5

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of March 31, 2018 under the direction of the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended. Based on the evaluation of these controls and procedures required by paragraph (b) of Sec. 240.13a-15 or 240.15d-15 the disclosure controls and procedures are not effective.

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

The Company has not taken any steps at this time to address these weaknesses expects to formulate a plan before fiscal year ending December 31, 2018.

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

6

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

On January 1, 2014 the Board of Directors agreed to compensate its two directors at $1,000 per month each.

On March 1, 2018, Ken Liebscher resigned from the Board and as the Company’s President, Chief Executive Officer, Secretary and Treasurer, effective immediately. Mr. Liebscher had been serving as the President, Chief Executive Officer, Secretary and Treasurer of the Company since July 7, 2006. His departure was not related to any issues regarding financial disclosures or accounting or legal matters. After Mr. Liebscher’s resignation, the Board reduced the size of the Board to one person, Mr. Harold Bouch. Directors serve for a period of one year until the next stockholders’ meeting and until their respective successors are elected and qualify.

Immediately upon Mr. Liebscher’s resignation, the Board appointed Mr. Bouch as the President, Chief Executive Officer, Secretary and Treasurer of the Company, effective immediately.

Item 6. Exhibits

Exhibits:

Exhibit No.	Document	Location
31.1	Rule 13a-41(a)/15d-14(a) Certificates	Included
32.1	Section 1350 Certifications	Included

7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIGER OIL AND ENERGY, INC.

May 15, 2018

/s/ Harold Bouch
Harold Bouch, Director & CEO

8