Form 10-Q
period 2018-09-30
Tiger Oil & Energy, Inc.
filed 2018-11-21
CIK 1386018

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 13, 2018, the Company had 117,063,740 issued and outstanding shares of its common stock and 22,013 issued shares of preferred stock.

TIGER OIL AND ENERGY, INC.

1

PART I — FINANCIAL INFORMATION

The accompanying interim unaudited financial statements of Tiger Oil and Energy, Inc. (a Nevada corporation) are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company’s most recent annual financial statements for the year ended December 31, 2017 included in a 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on April 24, 2018. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying interim financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying interim financial statements for the six months ended September 30, 2018 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2018.

2

TIGER OIL AND ENERGY, INC.

FINANCIAL STATEMENTS

TIGER OIL AND ENERGY, INC.
Consolidated Balance Sheets

	September 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,914	$627
Accounts receivable	5,523	14,427
Prepaid expenses and deposits	5,200	200

Total Current Assets	14,637	15,254

OTHER ASSETS
Oil and gas properties, net (full cost method)	—	—

TOTAL ASSETS	$14,637	$15,254

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$200,054	$157,740
Accounts payable - related party	60,764	68,289
Notes payable	3,000	—
Notes payable - related party	32,500	81,500
Convertible notes payable, net of discounts	712,748	600,000
Derivative liabilities	306,379	—

Total Current Liabilities	1,315,445	907,529

LONG-TERM LIABILITIES
Asset retirement obligation	13,861	13,178

Total Long-Term Liabilities	13,861	13,178

TOTAL LIABILITIES	1,329,306	920,707

STOCKHOLDERS' DEFICIT
Preferred stock - 25,000,000 shares authorized,
$0.001 par value; 22,013 shares issued
and outstanding	22	22
Common stock - 625,000,000 shares authorized,
$0.001 par value; 117,063,740 and 37,105,062
shares issued and outstanding, respectively	117,064	37,105
Additional paid-in capital	5,802,821	4,682,464
Accumulated deficit	(7,234,576)	(5,625,044)

Total Stockholders' Deficit	(1,314,669)	(905,453)

TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIT	$14,637	$15,254

The accompanying notes are an integral part of these consolidated financial statements.

TIGER OIL AND ENERGY, INC.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

REVENUES	$2,424	$—	$13,023	$—

OPERATING EXPENSES
Lease operating expense	15,638	—	27,540	5,372
Accretion expense	236	216	683	625
Legal and professional	39,585	6,665	141,803	9,365
General and administrative	8,962	9,760	24,973	24,913
Stock-based compensation	—	—	1,098,500	—

Total Operating Expenses	64,421	16,641	1,293,499	40,275

LOSS FROM OPERATIONS	(61,997)	(16,641)	(1,280,476)	(40,275)

OTHER INCOME (EXPENSE)
Interest expense	(117,426)	(8,514)	(593,769)	(25,071)
Gain (loss) on derivative liability	(9,076)	—	281,027	—
Gain (loss) on settlement of debt	(16,314)	—	(16,314)	3,892

Total Other Income (Expense)	(142,816)	(8,514)	(329,056)	(21,179)

LOSS BEFORE TAXES	(204,813)	(25,155)	(1,609,532)	(61,454)
Provision for income taxes	—	—	—	—

NET LOSS	$(204,813)	$(25,155)	$(1,609,532)	$(61,454)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.02)	$(0.00)

BASIC AND DILUTED WEIGHTED AVERAGE

AVERAGE NUMBER OF SHARES OUTSTANDING	110,922,885	37,105,062	76,267,112	38,515,577

The accompanying notes are a integral part of these consolidated financials statements.

TIGER OIL AND ENERGY, INC.
Consolidated Statements of Cash Flows

	For the Nine Months Ended
	September 30,
	2018	2017
OPERATING ACTIVITIES
Net loss	$(1,609,532)	$(61,454)
Adjustments to Reconcile Net Loss to Net
Cash Used by Operating Activities:
Depreciation, amortization and accretion expense	683	625
Recognition of debt discount	(152,900)	—
Amortization of debt discount	106,598	—
Stock-based compensation	1,105,000	—
Gain on derivative liability	(281,027)	—
Loss on settlement of debt	16,314	3,892
Changes in operating assets and liabilities:
Accounts receivable	8,904	—
Accounts payable and accrued liabilities	49,000	15,897
Accounts payable - related party	(7,525)	27,289
Derivative liability	606,522	—

Net Cash Used in Operating Activities	(157,963)	(13,751)

INVESTING ACTIVITIES
Cash paid for deposits	(5,000)	—

Net Cash Used in Investing Activities	(5,000)	—

FINANCING ACTIVITIES
Proceeds from notes payable	10,000	—
Proceeds from notes payable - related party	—	15,000
Proceeds from convertible notes	181,250	—
Repayments of notes payable - related party	(25,000)	—

Net Cash Provided by Financing Activities	166,250	15,000

NET INCREASE (DECREASE) IN CASH	$3,287	$1,249
CASH AT BEGINNING OF PERIOD	627	272

CASH AT END OF PERIOD	$3,914	$1,521

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Income taxes	$—	$—
Interest	—	—

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued for debt	$76,200	$—
Write-down of derivative upon partial conversion of debt	$19,116	$—
Related-party debt assumed by non-related party	$24,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2018, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2017 audited financial statements. The results of operations for the period ended September 30, 2018 are not necessarily indicative of the operating results for the full year.

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

Loss per Share

The Company has adopted ASC 260, “Earnings Per Share,” (“EPS”) which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures, and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The Company had 80,125,000 potential dilutive shares of common stock as of September 30, 2018 that were excluded as their effect was anti-dilutive.

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

Oil and gas properties are stated at cost. As of September 30, 2018 and December 31, 2017, oil and gas properties, net consisted of the following:

	September 30, 2018	December 31, 2017

Unproved properties	$470,377	$470,377
Impairment of oil and gas leases	(470,377)	(470,377)

Oil and gas properties, net	$—	$—

NOTE 5 – CONVERTIBLE NOTES PAYABLE

Chancery Lane Notes

On January 3, 2014, the Company received $600,000 in connection with a convertible note financing commitment, the terms of which call for the Company to receive three tranches of $200,000 each on a callable convertible note wherein the Company borrows the sum at five percent interest for one year and the investor can elect to continue to receive the interest on the note or have the Company issue the investor shares of common stock of the Company at $0.50 per share to retire the debt. The notes came due on December 12, 2014. On July 1, 2018, $30,000 of the total outstanding principal balance was transferred to and assumed by a separate third-party entity, leaving a total unpaid principal balance of $570,000 at September 30, 2018, the full total being in default. At September 30, 2018 accrued interest on the notes totaled $134,990.

Adar Bay Note

On January 22, 2018, the Company received $71,250 from a third-party lender pursuant to a $75,000 convertible promissory note. The note bears interest at a rate of 8.0 percent per annum, and is due in full on January 22, 2019. The note is convertible into shares of the Company’s common stock at a strike price equal to 50 percent of the lowest bid price of the lower of a) the last 20 days prior to conversion, or b) the 20 days immediately preceding the note closing date. On August 22, 2018, the Company received an additional $35,000 pursuant to the same terms. As of September 30, 2018, the aggregate principal balance outstanding on the notes totaled $110,000, and accrued interest totaled $5,490. Additionally, the Company has recorded a net debt discount totaling $23,425, and a derivative liability totaling $142,380.

NOTE 5 – CONVERTIBLE NOTES PAYABLE (Continued)

G.W. Holdings Note

On January 24, 2018, the Company received $75,000 from a third-party lender pursuant to a $78,750 convertible promissory note. The note bears interest at a rate of 10.0 percent per annum, and is due in full on January 24, 2019. The note is convertible into shares of the Company’s common stock at a strike price equal to 50 percent of the lowest bid price of the lower of the last 20 days prior to conversion. As of September 30, 2018, the Company has recorded $4,298 in accrued interest on the note, a net debt discount totaling $25,027, and a derivative liability totaling $149,940.

Black Ridge Holdings Notes

On July 1, 2018, Black Ridge Holdings, LLC (“Black Ridge”) assumed a $30,000 portion of the Company’s convertible note previously due to Chancery Lane. On July 1, 2018, the full principal balance of the note was converted into 4,958,678 shares of common stock. Pursuant to this transaction, accrued interest totaling $6,686 was recorded as a gain on conversion of debt.

On July 1, 2018, Black Ridge assumed a $24,000 portion of the Company’s notes payable due to a related-party. Pursuant to this assumption of debt, the new note payable to Black Ridge became convertible into shares of the Company’s common stock at a conversion price equal to 60 percent of the lowest bid price from the 25 days prior to conversion. On July 31, 2018, Black Ridge elected to convert $16,200 of the note into 5,000,000 shares of the Company’s common stock. As of September 30, 2018, the remaining principal balance payable pursuant to the note totaled $7,800, and accrued interest totaled $98. Additionally, the Company recorded a net debt discount of $5,850, and a derivative liability totaling $14,059.

NOTE 6 – NOTES PAYABLE – RELATED PARTY

On June 11, 2015 the Company borrowed $5,000 from a related-party entity. Pursuant to the terms of the note, the principal accrues interest at a rate of five percent per annum, is unsecured, and was due in full on June 11, 2016. Subsequent to the initial borrowing the Company borrowed an additional $57,500 from the same lender under the same terms. On July 25, 2016 the Company paid $40,000 against the outstanding principal of the notes. Accrued interest totaling $1,340 was forgiven at the time of payment, and recorded as additional paid-in capital. At September 30, 2018 the total outstanding principal balance due to the lender was $22,500, and aggregate accrued interest on the notes totaled $2,429.

On May 6, 2015 the Company borrowed $5,000 from an related-party entity. The note, accrued interest at a rate of five percent per annum, was unsecured, and was due in full on May 6, 2016. On July 25, 2015 the note, inclusive of all unpaid principal and interest, was transferred to and assumed by a different related party entity. On July 25, 2016 the Company repaid the full $5,000 principal balance due under the terms of the note. Accrued interest on the note totaling $305 was forgiven at the time of payment, and recorded as additional paid-in capital. During the year ended December 31, 2017, the Company borrowed an additional $10,000 from the same entity. The outstanding principal balance on the note as of June 30, 2018 totaled $10,000 This note accrues interest at a rate of five percent per annum and is due twelve months from the note date. As of September 30, 2018, accrued interest on the note totaled $527.

On March 7, 2016 the Company borrowed $10,000 from a related-party. Pursuant to the terms of the note the principal accrues interest at a rate of five percent per annum, is unsecured, and is due in full on May 6, 2017. On May 2, 2016 the Company borrowed an additional $4,000 under the same terms. On October 4, 2016 the Company borrowed an additional $25,000 under the same terms. During the year ended December 31, 2017, the Company borrowed an additional $10,000 under the same terms. During the three months ended March 3, 2018, the Company paid $25,000 against note principal. On July 1, 2018, the entire $24,000 principal balance was assumed by an unrelated third-party entity. A total of $3,906 in interest having accrued on the note through June 30, 2018 remained outstanding and payable at September 30, 2018.

NOTE 7 – NOTES PAYABLE

On May 3, 2018 the Company borrowed $10,000 from an unrelated third-party entity. Pursuant to the terms of the note, the principal accrues interest at a rate of eight percent per annum, is unsecured, and is due in full on May 2, 2019. The note is convertible into shares of the Company’s common stock at a strike price to be determined via arm’s-length negotiation between the Company and the lender within 48 hours of the Company’s receipt of the lender’s conversion request. On September 25, 2018, the lender elected to convert $7,000 in note principal into 5,000,000 shares of the Company’s common stock. At September 30, 2018 the total outstanding principal balance due to the lender was $3,000, and aggregate accrued interest on the notes totaled $188.

NOTE 8 – ASSET RETIREMENT OBLIGATIONS

The total future asset retirement obligation is estimated by management based on the Company’s net working interests in all wells and facilities, estimated costs to reclaim and abandon wells and facilities and the estimated timing of the costs to be incurred in future periods. At June 30, 2018 the Company estimated the undiscounted cash flows related to asset retirement obligation to total approximately $105,500. The actual costs to settle the obligation are expected to occur in approximately 25 years. Through September 30, 2018, the Company established an asset retirement obligation of $9,860 for the wells acquired by the Company, which was capitalized to the value of the oil and gas properties. The fair value of the liability at September 30, 2018 and December 31, 2017 is estimated to be $13,861 and $13,178, respectively, using a risk- free rate of 9.31 percent and inflation rates between 3.87 and 4.81 percent. Total accretion expense on the asset retirement obligation was $683 and $625 for the nine-month periods ended September 30, 2018 and 2017, respectively.

NOTE 9 – STOCKHOLDERS’ DEFICIT

The Company has 25,000,000 preferred shares authorized at a par value of $0.001 and 625,000,000 common shares authorized at par value of $0.001.  As of September 30, 2018, the Company has 22,013 shares of preferred stock and 117,063,740 shares of common stock issued and outstanding.

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

On July 1, 2018, the Company issued 4,958,678 shares of common stock to an unrelated third-party entity upon conversion of a note payable.

On July 31, 2018 the Company issued 5,000,000 shares of common stock to an unrelated third-party entity pursuant to the partial conversion of a note payable.

On September 19, 2018, the Company issued 5,000,000 shares of common stock to an unrelated third-party entity pursuant to the partial conversion of a note payable.

During the year ended December 31, 2017, the Company cancelled 20,000 shares of preferred stock, and 5,623,097 shares of common stock.

NOTE 10 – SUBSEQUENT EVENTS

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

For the Three Months Ended September 30, 2018 and 2017

Revenues

Revenues for the three-month period ended September 30, 2018 were $2,424, compared to $-0- for the comparable period of 2017. This increase in revenues resulted primarily from the Company’s decision to operate its current wells and begin production after a long period of inactivity. During the previous year, management had made a conscious decision to slow oil and gas production due to low oil and gas prices. As oil prices increase the Company anticipates continued increased production and revenues will be derived from the DeFore and Stalnacker wells.

Operating Expenses

Operating expenses for the three months ended September 30, 2018 were $64,421 and $16,641, respectively. Of these operating expenses, professional fees totaled $39,585 and $6,665, respectively; general and administrative expenses totaled $8,962 and $9,760, respectively; lease operating expenses totaled $15,638 and $-0-, respectively; and accretion expense totaled $236 and $216, respectively, for the three months ended September 30, 2018 and 2017. Professional fees increased during the current period primarily due increased audit and consulting fees.

Other Income (Expenses)

During the three months ended September 30, 2018 and 2017, the Company recognized interest expense in the amount of $117,426 and $8,514, respectively. Interest expense increased significantly in the 2018 period, due primarily to the amortization of debt discounts derived from derivative liabilities pertaining to the Company’s 2018 convertible notes payable. Furthermore, the Company recognized a loss on derivative liability totaling $9,076 during the 2018 period. This loss resulted from the Company’s September 30, 2018 revaluation of its derivative liabilities initially calculated in January, 2018. Additionally, the Company recognized a loss on settlement of debt in the amount of $16,314 during the 2018 period.

Net Loss

For the three months ended September 30, 2018 and 2017, the Company recognized a net loss in the amounts of $204,813 and $25,155, respectively. The significant increase in net loss was largely the result of increased interest expense incurred during the 2018 period.

For the Nine Months Ended September 30, 2018 and 2017

Revenues

Revenues for the nine-month period ended September 30, 2018 were $13,023, compared to $-0- for the comparable period of 2017. This increase in revenues resulted primarily from the Company’s decision to operate its current wells and begin production after a long period of inactivity. During the previous year, management had made a conscious decision to slow oil and gas production due to low oil and gas prices. As oil prices increase the Company anticipates continued increased production and revenues will be derived from the DeFore and Stalnacker wells.

Operating Expenses

Operating expenses for the nine months ended September 30, 2018 were $1,293,499 and $40,275, respectively. Of these operating expenses, professional fees totaled $141,803 and $9,365, respectively; general and administrative expenses totaled $24,973 and $24,913, respectively; lease operating expenses totaled $27,540 and $5,372, respectively; and accretion expense totaled $683 and $625, respectively, for the nine months ended September 30, 2018 and 2017. Additionally, the Company recognized $1,098,500 in stock-based compensation during the nine months ended September 30, 2018, relating to the issuance of 65 million shares of common stock to the Company’s president. Professional fees increased during the current period primarily due increased audit and consulting fees. General and administrative and accretion expenses increased negligibly during the current period, while lease operating expenses increased during 2018.

Other Income (Expenses)

During the nine months ended September 30, 2018 and 2017, the Company recognized interest expense in the amount of $593,769 and $25,071, respectively. Interest expense increased significantly in the 2018 period, due primarily to the recognition and amortization of a debt discount derived from a derivative liability pertaining to the Company’s 2018 convertible notes payable. Furthermore, the Company recognized a gain on derivative liability totaling $281,027 during the 2018 period. This gain resulted from the Company’s September 30, 2018 revaluation of its derivative liabilities initially calculated in January, 2018. The Company recognized a loss on settlement of debt in the amount of $16,314 during the 2018 period.

Net Loss

For the nine months ended September 30, 2018 and 2017, the Company recognized a net loss in the amounts of $1,609,532 and $61,454, respectively. The significant increase in net loss was largely the result of stock-based compensation and increased interest expense incurred during the 2018 period.

Liquidity and Capital Resources

As of September 30, 2018, the Company had $14,637 in current assets, consisting of 3,914 in cash, prepaid expenses and deposits totaling $5,200, and accounts receivable of $5,523. At December 31, 2017, the Company had $15,254 in current assets, consisting of $627 in cash, $200 in prepaid expenses and deposits, and $14,427 in accounts receivable. Total current liabilities at September 30, 2018 totaled $1,315,445 compared to $907,529 at December 31, 2017. At September 30, 2018 the Company had a current ratio of 0.01.

The Company estimates that it will require $400,000 to accomplish its short-term goal of bringing shut-in wells back into production and the company's sole source of liquidity to this point has been through the sale of common stock. Such funding that is required to maintain liquidity will come in the form of equity sales of common stock.

Cash used in operations totaled $157,063 and $13,751 for the nine months ended September 30, 2018 and 2017, respectively. The increase in cash used in operations results primarily from an increased net loss for the period. Cash used in investing activities totaled $5,000 and $-0-, respectively, and cash provided by financing activities totaled $166,250 and $15,000 for the nine months ended September 30, 2018 and 2017, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of September 30, 2018 under the direction of the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended. Based on the evaluation of these controls and procedures required by paragraph (b) of Sec. 240.13a-15 or 240.15d-15 the disclosure controls and procedures are not effective.

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

November 13, 2018

/s/ Howard Bouch
Howard Bouch, Director & CEO

