Form 10-K
period 2018-12-31
Tiger Oil & Energy, Inc.
filed 2019-04-16
CIK 1386018

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Note. —If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of April 11, 2019 the Company had 346,490,930 issued and outstanding shares of its common stock and 102,013 of its preferred stock.

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

Item 2. Properties .

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

	2018		2017
	High	Low	High	Low
Qtr 1	0.022	0.011	0.047	0.010
Qtr 2	0.017	0.010	0.032	0.015
Qtr 3	0.016	0.004	0.029	0.015
Qtr 4	0.028	0.003	0.028	0.011

We did not make any dividend payments during the fiscal years ended December 31, 2018 or 2017 and have no plans to pay dividends in the foreseeable future. We did not repurchase any shares of our common stock during the fiscal year ended December 31, 2018 or 2017.

Transfer Agent: Action Stock Transfer Corp, 2469 East Fort Union Blvd, Suite 214 Salt Lake City, UT 84121

The Company did not make any repurchases of its securities during the year ended December 31, 2018.

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

Revenues

Revenues from continuing operations for the years ended December 31, 2018 and 2017 were $15,140 and $15,114 respectively. In 2009, as part of the sale of the legacy business the Company divested all assets that generated revenue. During the 2015 fiscal year the Company once again began recognizing revenues on the sale of oil and gas. In 2016 the Company reduced activity with its oil and gas properties, due to the low prices of oil and gas. In 2017 the Company once again began recognizing revenues on the sale of oil and gas. The Company anticipates increasing production as oil and gas prices continue to rebound to historical norms.

Operating Expenses

Operating expenses for the year ended December 31, 2018 and 2017 totaled $1,344,121 and $70,096, respectively. Of these totals, general and administrative expenses amounted to $32,181 and $34,983, respectively; legal and professional expenses totaled $173,403 and $11,615, respectively; lease operating expenses of $39,103 and $22,643, respectively; and accretion expense totaled $934 and $855, respectively.

Other Income (Expenses)

During the years ended December 31, 2018 and 2017 the Company recognized interest expense in the amount of $647,360 and $33,632, respectively. Additionally, the Company recognized a loss on settlement of debt totaling $16,314 and $3,892, respectively.

Net Loss

For the years ended December 31, 2018 and 2017, the Company recognized net losses in the amounts of $1,619,565 and $84,722, respectively.

Liabilities

The Company’s liabilities consist of current amounts payable or accrued to trade creditors totaling $251,461 and 157,740 at December 31, 2018 and 2017, respectively. Additionally, the Company holds payable to related parties totaling $32,500 and $81,500, respectively, and convertible note payable with a net balance of $749,641.

Liquidity and Capital Resources

At December 31, 2018 the Company had negative working capital of $892,275, compared to negative working capital of $809,352 in 2017.

As of December 31, 2018, the Company had $13,174 in current assets, consisting of $2,451 in cash, deposits of $5,200, and accounts receivable of $5,523, compared to $15,254 in current assets at December 31, 2017, which consisted of cash of $627 and deposits of $200. Total liabilities at December 31, 2018 totaled $1,302,975, compared to $920,707 at December 31, 2017. The current liabilities at December 31, 2018 consisted of accounts payable and accrued expenses of $251,461, accounts payable to related parties of $66,764, notes payable to related parties totaling $32,500, and convertible notes payable of $749,641. At December 31, 2017 current liabilities consisted of accounts payable and accrued expenses of $157,740, accounts payable to related parties of $68,289, notes payable to related parties totaling $81,500 and convertible notes payable of $600,000.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T). Controls and Procedures.

As of December 31, 2018, under the direction of the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended.  Based on the evaluation of these controls and procedures required by paragraph (b) of Sec. 240.13a-15 or 240.15d-15 the disclosure controls and procedures have been found to be not effective.

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

Evaluation of Internal Control Over Financial Reporting

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018.  In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO (2013). The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. In management’s assessment of the effectiveness of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) as required by Exchange Act Rule 13a-15(c), our management concluded as of the end of the fiscal year covered by this Annual Report on Form 10-K that our internal control over financial reporting has not been effective.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that results more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of December 31, 2018:

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

The Company has not taken any steps at this time to address these weaknesses but expects to formulate a plan before fiscal year ending December 31, 2018.

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

Howard Bouch, President, Chief Executive Office, Secretary, Treasurer and Director

Howard Bouch , age 73, is a Private Practice Chartered Accountant with over 38 years of Public and Private international experience. Mr. Bouch originally qualified as a Chartered Accountant (English and Wales Institute) in 1968. Mr. Bouch joined Deloitte & Co, Lusaka, Zambia from 1970 - 1972. Mr. Bouch joined Anglo American Corp, Zambia working as Head Office Chief Accountant for Nchanga Consolidated Copper Mines (world’s 2nd largest) from 1972 - 1976. In 1976 Mr. Bouch returned to the UK and joined Babcock and Wilcox, Engineers, Nottinghamshire, England as Chief Accountant for one of their subsidiaries. Mr. Bouch was Chief Accountant of a private building firm in Cumbria, England from 1978 - 1984. In 1984 Mr. Howard Bouch established a Private Practice as a Chartered Accountant and continues to provide professional services to Cumbrian firms to the present. Mr. Bouch is a Director of Viavid Broadcasting Inc., a non-reporting, US Company, and Director and CFO of Universal Potash Corp. (UPCO).

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

Item 11. Executive Compensation.

The following charts include compensation and options received by all Officers and Directors of the Company.

Officers and Directors

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards	Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Howard Bouch	2018	0	0	0	0	0	0	0	0
	2017	0	0	0	0	0	0	0	0

OPTIONS

There are no options granted.

For the year ended December 31, 2018 and 2017 share-based compensation expense of $-0- and $-0- was recognized, respectively.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The owners of 5% or more of the Shares, as well as the officers and directors who own Shares as of December 31, 2018, are set forth in the following chart:

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Preferred Stock	Howard Bouch, President/CEO and Director	20,000	91%
Common Stock	Howard Bouch, President/CEO and Director	67,018,000	51.5%

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

On February 7, 2018 the Company dismissed Pinaki and associates as its independent registered public accounting firm and engaged BF Borgers CPA, PC as its independent registered public accounting firm. BF Borgers, CPA, PC did not perform any audit services, audit-related services, tax services, or other services for the Company during the years ended December 31, 2018 and 2017.

	2018	2017
Audit Fees	$16,200	$9,500
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$16,200	$9,500

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

We have reviewed and discussed with management the Company’s audited consolidated financial statements as of and for the year ended December 31, 2018.

Based on the reviews and discussions with the audit group, we have recommended to the Board that the audited consolidated financial statements referred to above be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Audit Chairman

Howard Bouch

Date April 15, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Howard Bouch	April 15, 2019
Secretary, Treasurer, CFO Director	Date

TIGER OIL AND ENERGY, INC.

AUDIT REPORT OF INDEPENDENT ACCOUNTANTS
AND
CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Tiger Oil and Energy, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Tiger Oil and Energy, Inc. as of December 31, 2018 and 2017, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/S/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2018

Lakewood, CO

April 16, 2019

TIGER OIL AND ENERGY, INC.
Consolidated Balance Sheets
	December 31,
	2018	2017
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,451	$627
Accounts receivable	5,523	14,427
Prepaid expenses and deposits	5,200	200

Total Current Assets	13,174	15,254

OTHER ASSETS
Oil and gas properties, net (full cost method)	—	—

TOTAL ASSETS	$13,174	$15,254

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$251,461	$157,740
Accounts payable - related party	66,764	68,289
Notes Payable	3,000	—
Notes payable - related party	32,500	81,500
Convertible notes payable	749,641	600,000
Derivative Liability	199,609	—

Total Current Liabilities	1,302,975	907,529

LONG-TERM LIABILITIES
Asset retirement obligation	14,112	13,178

Total Long-Term Liabilities	14,112	13,178

TOTAL LIABILITIES	1,317,087	920,707

STOCKHOLDERS' DEFICIT
Preferred stock - 1,000,000 shares authorized,
$0.001 par value; 22,013 and 42,013 shares
issued and outstanding, respectively	22	22
Common stock - 74,000,000 shares authorized,
$0.001 par value; 129,229,835 and 37,105,062
shares issued and outstanding, respectively	129,230	37,105
Additional paid-in capital	5,811,444	4,682,464
Accumulated deficit	(7,244,609)	(5,625,044)

Total Stockholders' Deficit	(1,303,913)	(905,453)

TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIT	$13,174	$15,254

The accompanying notes are an integral part of these consolidated financial statements.

TIGER OIL AND ENERGY, INC.
Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2018	2017

REVENUES	$15,140	$15,114

OPERATING EXPENSES
Lease operating expense	39,103	22,643
Accretion expense	934	855
Legal and professional	173,403	11,615
Stock-based compensation	1,098,500	—
General and administrative	32,181	34,983

Total Operating Expenses	1,344,121	70,096

LOSS FROM OPERATIONS	(1,328,981)	(54,982)

OTHER INCOME (EXPENSE)
Interest expense	(647,360)	(33,632)
Gain on derivative liability	373,090	—
Gain on settlement of debt	(16,314)	3,892

Total Other Income (Expense)	(290,584)	(29,740

LOSS BEFORE TAXES	(1,619,565)	(84,722)
Provision for income taxes	—	—

NET LOSS	$(1,619,565)	$(84,722)

BASIC AND DILUTED LOSS PER SHARE	$(0.02)	$(0.00)

BASIC AND DILUTED WEIGHTED
AVERAGE NUMBER OF SHARES
OUTSTANDING	83,167,449	38,160,050

The accompanying notes are an integral part of these consolidated financials statements.

TIGER OIL AND ENERGY, INC.
Consolidated Statement of Stockholders' Deficit

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2015	42,013	$42	42,728,159	$42,728	$4,675,176	$(5,453,411)	$(735,465)

Settlement of related-party debt	—	—	—	—	1,645	—	1,645

Net loss for the year ended
December 31, 2016	—	—	—	—	—	(86,911)	(86,911)

Balance, December 31, 2016	42,013	42	42,728,159	42,728	4,676,821	(5,540,322)	(820,731)

Cancellation of preferred shares	(20,000)	(20)	—	—	20	—	—

Cancellation of common shares	—	—	(5,623,097)	(5,623)	5,623	—	—

Net loss for the year ended
December 31, 2017	—	—	—	—	—	(84,722)	(84,722)

Balance, December 3, 2017	22,013	$22	37,105,062	$37,105	$4,682,464	$(5,625,044)	$(905,453)

Common shares issued for services	—	—	65,000,000	65,000	1,040,000	—	1,105,000

Common stock issue upon partial conversions	—	—	27,124,773	27,125	69,864	—	96,989

Write down of derivatives upon partial conversions	—	—	—	—	19,116	—	19,116

Net loss for the year ended December 31, 2017	—	—	—	—	—	(1,619,565)	(1,619,565)

Balance, December 31, 2018	22,013	$22	129,229,835	$129,230	$5,811,444	$(7,244,609)	$(1,303,913)

The accompanying notes are an integral part of these consolidated financials statements.

TIGER OIL AND ENERGY, INC.
Consolidated Statements of Cash Flows
	For the Years Ended
	December 31,
	2018	2017
OPERATING ACTIVITIES
Net loss	$(1,619,565)	$(84,722)
Adjustments to Reconcile Net Loss to Net
Cash Used by Operating Activities:
Depreciation, amortization and accretion expense	934	855
Amortization of debt discount	147,301	—
Recognition of debt discount	(152,900)	—
Stock-based compensation	1,105,000	—
Gain on derivative liability	(373,090)	—
Loss on conversion of debt	16,314	—
Gain on property settlement	—	(3,892)
Changes in operating assets and liabilities:
Accounts receivable	8904	(14,427)
Accounts payable and accrued liabilities	117,386	39,468
Accounts payable - related party	(1,525)	35,289
Derivative liability	591,815	—

Net Cash Used in Operating Activities	(159,426)	(19,645)

INVESTING ACTIVITIES
Cash paid for deposits	(5,000)	—

Net Cash Used in Investing Activities	(5,000)	—

FINANCING ACTIVITIES
Proceeds from notes payable - related party	—	20,000
Proceeds from notes payable	10,000	—
Proceeds from convertible notes	181,250	—
Repayments of notes payable - related party	(25,000)	—

Net Cash Provided by Financing Activities	166,250	20,000

NET INCREASE (DECREASE) IN CASH	$1,824	$(355)
CASH AT BEGINNING OF PERIOD	627	272

CASH AT END OF PERIOD	$2,451	$627

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Income taxes	$—	$—
Interest	—	—

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Beneficial conversion on convertible note	$—	$—
Asset retirement obligations	$—	$—

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The Company recognized no impairment expense during the years ended December 31, 2018 and 2017.

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Basic and Diluted Loss per Share

Basic and diluted loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. The Company had 1,200,000 potential dilutive shares as of December 31, 2018 that were excluded as their effect was anti-dilutive.

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

Capitalized costs associated with impaired properties and capitalized costs related to properties having proved reserves, plus the estimated future development costs, and asset retirement costs under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 410 “Asset Retirement and Environmental Obligations” (FASB ASC 410), are amortized using the unit-of-production method based on proved reserves. Capitalized costs of oil and natural gas properties, net of accumulated amortization and deferred income taxes, are limited to the total of estimated future net cash flows from proved oil and natural gas reserves, discounted at ten percent, plus the cost of unevaluated properties.  Under certain specific conditions, companies could elect to use subsequent prices for determining the estimated future net cash flows. The use of subsequent pricing is no longer allowed. There are many factors, including global events that may influence the production, processing, marketing

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

and price of oil and natural gas. A reduction in the valuation of oil and natural gas properties resulting from declining prices or production could adversely impact depletion rates and capitalized cost limitations. Capitalized costs associated with properties that have not been evaluated through drilling or seismic analysis, including exploration wells in progress at December 31, 2018, are excluded from the unit-of-production amortization. Exclusions are adjusted annually based on drilling results and interpretative analysis.

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

Costs of oil and gas properties are depleted using the unit-of-production method. For the years ended December 31, 2018 and 2017, the Company recognized $-0- of depletion expense related to oil and gas production during the period.

Ceiling Test

In applying the full cost method, the Company performs an impairment test (ceiling test) at each reporting date, whereby the carrying value of property and equipment is compared to the value of its proved reserves discounted at a ten percent interest rate of future net revenues, based on current economic and operating conditions, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties.  During the years ended December 31, 2018 and 2017 the Company had recorded no impairment expense in connection with the full cost ceiling test calculation.

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

Oil and gas properties are stated at cost. As of December 31, 2018 and December 31, 2017, oil and gas properties, net consisted of the following:

	December 31, 2018	December 31, 2017
Unproved properties	$470,377	$470,377
Impairment of oil and gas leases	(470,377)	(470,377)
Oil and gas properties, net	$—	$—

NOTE 4 – CONVERTIBLE NOTES PAYABLE

On January 3, 2014, the Company received $600,000 in connection with a convertible note financing commitment, the terms of which call for the Company to receive three tranches of $200,000 each on a callable convertible note wherein the Company borrows the sum at five percent interest for one year and the investor can elect to continue to receive the interest on the note or have the Company issue the investor shares of common stock of the Company at $0.50 per share to retire the debt. The notes came due on December 12, 2014, and as of December 31, 2017 the notes were in default. At December 31, 2018 accrued interest on the notes totaled $119,616.

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

NOTE 4 – CONVERTIBLE NOTES PAYABLE (Continued)

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

GWH, or other permitted holder (“ Holder ”), may convert all or any amount the principal face amount of the Notes then outstanding and accrued interest into shares of the Company's Common Stock at a price (“ Conversion Price ”) per share equal to 50% of the lesser of the lowest closing bid or the lowest trading price: (i)  twenty  prior trading days, including the day upon which a Notice of Conversion is received by the Company (provided such Notice of Conversion is delivered by fax or other electronic method of communication to the Company after 4 P.M. Eastern Standard or Daylight Savings Time if the Holder wishes to include the same day closing price), or (ii) the  twenty  prior trading days immediately preceding the issuance date of the Notes. The number of issuable shares will be rounded to the nearest whole share, and no fractional shares or scrip representing fractions of shares will be issued on conversion .  In the event the Company experiences a DTC “Chill” on its shares, the conversion price discount shall be increased to 60% while that “Chill” is in effect. Notwithstanding anything to the contrary contained in the Notes, the Notes shall not be convertible by the holder thereof, and Company shall not effect any conversion of the Notes or otherwise issue any shares of Common Stock to the extent (but only to the extent) that the holder together with any of its affiliates would beneficially own in excess of 9.99% (the “ Maximum

Percentage ”) of the Company’s outstanding Common Stock. The Holder may send in a Notice of Conversion to the Company for Interest Shares based on the formula provided above.

NOTE 5 – NOTES PAYABLE – RELATED PARTY

On June 11, 2015 the Company borrowed $5,000 from a related-party entity. Pursuant to the terms of the note, the principal accrues interest at a rate of five percent per annum, is unsecured, and was due in full on June 11, 2016. Subsequent to the initial borrowing the Company borrowed an additional $57,500 from the same lender under the same terms. On July 25, 2016 the Company paid $40,000 against the outstanding principal of the notes. Accrued interest totaling $1,340 was forgiven at the time of payment, and recorded as additional paid-in capital. At December, 2018 the total outstanding principal balance due to the lender was $22,500, and aggregate accrued interest on the notes totaled $1,587.

On May 6, 2015 the Company borrowed $5,000 from an unrelated third-party entity. The note, accrued interest at a rate of five percent per annum, was unsecured, and was due in full on May 6, 2016. On July 25, 2015 the note, inclusive of all unpaid principal and interest, was transferred to and assumed by a different related party entity. On July 25, 2016 the Company repaid the full $5,000 principal balance due under the terms of the note. Accrued interest on the note totaling $305 was forgiven at the time of payment, and recorded as additional paid-in capital. During the year ended December 31, 2017, the Company borrowed an additional $10,000 from the same entity. This note accrues interest at a rate of five percent per annum, and is due twelve months from the note date. As of December 31, 2018, accrued interest on the note totaled $153.

On March 7, 2016 the Company borrowed $10,000 from a related-party. Pursuant to the terms of the note the principal accrues interest at a rate of five percent per annum, is unsecured, and is due in full on May 6, 2017. On May 2, 2016 the Company borrowed an additional $4,000 under the same terms. On October 4, 2016 the Company borrowed an additional $25,000 under the same terms. During the year ended December 31, 2017, the Company borrowed an additional $10,000 under the same terms. At December, 2018 the aggregate principal balance of the notes totaled $49,000 and aggregate accrued interest on the notes totaled $3,205.

NOTE 6 – ASSET RETIREMENT OBLIGATIONS

The asset retirement obligation is estimated by management based on the Company’s net working interests in all wells, estimated costs to reclaim and abandon wells and facilities and the estimated timing of the costs to be incurred in future periods. At December 31, 2017 and 2016, the Company estimated the undiscounted cash flows related to asset retirement obligation to total approximately $105,500. The actual costs to settle the obligation are expected to occur in approximately 25 years. Through December 31, 2017, the Company established an asset retirement obligation of $9,860 for the wells acquired by the Company, which was capitalized to the value of the oil and gas properties. The fair value of the liability at December 31, 2018 and 2017 is estimated to be $14,112 and $13,178, respectively, using a risk free rate of 9.31 percent and inflation rates between 3.87 and 4.81 percent. Total accretion expense on the asset retirement obligation was $934 and $855 for the years ended December 31, 2018 and 2017, respectively.

Changes to the asset retirement obligation for the years ended December 31, 2018 and 2017 were as follows:

	December 31, 2018	December 31, 2017

Balance, beginning of period	$13,178	$12,323
Liabilities incurred	—	—
Accretion expense	934	855
Balance, end of period	$14,112	$13,178
23

NOTE 7 – STOCKHOLDERS’ DEFICIT

The Company has 1,000,000 preferred shares authorized at a par value of $0.001 and 74,000,000 common shares authorized at par value of $0.001.  As of December 31, 2018 the Company has 22,013 shares of preferred stock and 129,229,835 shares of common stock issued and outstanding.

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

NOTE 8 – RELATED-PARTY TRANSACTIONS

At December 31, 2018 and 2017 the Company was owed its directors an aggregate of $42,500 and $36,000, respectively, in accrued director fees.

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

	For the Years Ended
	December 31,
	2018	2017
Current taxes	$(340,109)	$(28,805)
Impairment of oil and gas properties	—	—
Valuation allowance	340,109	28,805
Total provision for income taxes	$—	$—

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 21% to pretax income from continuing operations for the years ended December 31, 2018 and 34% for the years ended December 31, 2017 due to the following:

	December 31,
	2018	2017
Loss carry forwards (expire through 2036)	$1,665,129	$1,636,324

Total gross deferred tax asset	762,893	698,751
Valuation allowance	(762,893)	(698,751)
Net deferred taxes	$—	$—

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

No major acquisition or sale of oil and gas properties or other favorable or adverse event subsequent to December 31, 2018 is believed to have caused a material change in the estimates of proved developed or proved undeveloped or probable undeveloped reserves as of that date.

NET PROVED RESERVE SUMMARY

The following table sets forth the Company's net proved reserves, including proved developed and proved undeveloped reserves, at December 31, 2018 and 2017, as pursuant to reserve reports prepared by the Company’s independent, certified petroleum engineer.

	December 31, 2018	December 31, 2017
Net Proved Developed Reserves:
Crude oil (Bbls)	—	—
Natural gas (Mcf)	—	—
Oil equivalents (Boa)	—	—

Net Proved Undeveloped Reserves:
Crude oil (Bbls)	—	—
Natural gas (Mcf)	—	—
Oil equivalents (Boe)	—	—

Net Proved Developed and Undeveloped Reserves:
Crude oil (Bbls)	—	—
Natural gas (Mcf)	—	—
Oil equivalents (Boe)	—	—

SUPPLEMENTAL INFORMATION TO

FINANCIAL STATEMENTS (Unaudited)

Capitalized Costs Relating to Oil and Gas Producing Activities The following table sets forth the capitalized costs relating to the Company’s crude oil and natural gas producing activities at December 31, 2018 and 2017:

	At December 31, 2018	At December 31, 2017

Proved leasehold costs	$—	$—
Costs of wells and development	910,855	910,855
Capitalized asset retirement costs	9,860	9,860
Total cost of oil and gas properties	920,715	920,715
Accumulated depreciation, depletion, and impairment	(920,715)	(920,715)
Net Capitalized Costs	$—	$—

Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities The following table sets forth the costs incurred in the Company’s oil and gas property acquisition, exploration and development activities for the ended December 31, 2018 and 2017:

	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017

Acquisition of properties:
Proved	$—	$—
Exploration costs	—	—
Development costs	—	—
Net Capitalized Costs	$—	$—

Results of Operations for Oil and Gas Producing Activities The following table sets forth the results of operations for oil and gas producing activities for the year ended December 31, 2018 and 2017:

	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017

Crude oil and gas revenues	$15114	$—
Production costs	(22643)	(4079)
Depreciation, depletion and accretion	(855)	(789)
Results of operations for producing activities, excluding corporate overhead	$(8384)	$(4868)

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

The following table sets forth the standardized measure of discounted future net cash flows from projected production of the Company’s oil and gas reserves as of December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017

Future cash inflows	$—	$—
Future production and development costs	—	—
Future income tax and insurance expense	—	—
Future net cash inflows	—	—
10% annual discount for estimated timing of cash flows	—	—
Standardized measure of discounted future net cash flows	$—	$—

SUPPLEMENTAL INFORMATION TO

FINANCIAL STATEMENTS (Unaudited)

Changes in Standardized Measure of Discounted Future Net Cash Flows   The following table sets forth the changes in the standardized measure of discounted future net cash flows for the year ended December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017

Beginning of period	$—	$—
Revenues less production and other costs	—	—
Changes in price, net of production costs	—	—
Development costs incurred	—	—
Net changes in future development costs	—	—
Purchases of reserves in place	—	—
Accretion of discount	—	—
Net change in income taxes	—	—
Timing differences and other	—	—
End of period	$—	$—

