Form 10-Q
period 2019-03-31
Tiger Oil & Energy, Inc.
filed 2019-06-19
CIK 1386018

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	March 31, 2019
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to
Commission File Number	000-53241
TIGER OIL AND ENERGY, INC.
(Exact name of registrant as specified in its charter)
Nevada	27-3788053
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
7230 Indian Creek Ln, Suite 201, Las Vegas, NV	89149
(Address of principal executive offices)	(Zip Code)
(702) 336-0356
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
		[X ]	YES	[ ]	NO
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
		[X]	YES	[ ]	NO
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer	[ ]	Accelerated filer			[ ]
Non-accelerated filer	[ ]	Smaller reporting company			[X]
		Emerging growth company			[ ]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) [ ] YES [X] NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

[ ]	YES	[ ]	NO
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
346,490,930 shares of common stock issued and outstanding as at June 10, 2019

1

2

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

TIGER OIL AND ENERGY, INC.

FINANCIAL STATEMENTS

3

TIGER OIL AND ENERGY, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2019	2018
ASSETS
Current Assets
Cash and cash equivalents	$2,059	$2,451
Accounts receivable	—	5,523
Prepaid expenses and deposits	—	5,200
Total Current Assets	2,059	13,174

Other Assets
Oil and gas properties, net (full cost method)	—	—
TOTAL ASSETS	$2,059	$13,174

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$258,497	$251,461
Accounts payable - related party	57,814	66,764
Notes Payable	3,000	3,000
Notes payable - related party	32,500	32,500
Convertible notes payable	669,404	749,641
Derivative liability	178,751	199,609
Total Current Liabilities	1,199,966	1,302,975

Long-term Liabilities
Asset retirement obligation	14,349	14,112
TOTAL LIABILITIES	1,214,315	1,317,087

Stockholders' Deficit
Preferred stock: 25,000,000 authorized; $0.001 par value
102,013 shares issued and outstanding	102	22
Common stock: 5,000,000,000 authorized; $0.001 par value
362,788,219 and 129,229,835 shares issued and outstanding, respectively	362,789	129,230
Additional paid in capital	6,371,265	5,811,444
Accumulated deficit	(7,946,412)	(7,244,609)
Total Stockholders' Deficit	(1,212,256)	(1,303,913)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,059	$13,174

The accompanying notes are an integral part of these consolidated financial statements.

TIGER OIL AND ENERGY, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018

Revenue	$—	$10,216

Operating Expenses
Lease operating expense	—	2,632
Accretion expense	237	216
Professional fees	78,387	66,395
General and administrative	7,304	7,504
Total Operating Expenses	85,928	76,747

Net loss from operations	(85,928)	(66,531)

Other Income and Expense
Interest expense	(68,244)	(411,144)
Change in derivative liability	(364,081)	182,305
Loss on settlement of debt	(183,550)	—
Total other expense	(615,875)	(228,839)

Loss Before Taxed	(701,803)	(295,370)
Provision for income taxes	—	—
Net loss	$(701,803)	$(295,370)

Basic and dilutive loss per common share	$(0.00)	$(0.01)

Weighted average number of common shares outstanding	210,119,967	37,105,062

The accompanying notes are an integral part of these consolidated financial statements.

TIGER OIL AND ENERGY, INC.

Consolidated Statement of Stockholders' Deficit

(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid in	Accumulated	Stockholders'
	Shares	Amount	Number of Shares	Amount	Capital	Deficit	Deficit

Balance - December 31, 2018	22,013	22	129,229,835	$129,230	$5,811,444	$(7,244,609)	$(1,303,913)

Preferred stock issued for settlement of debt	80,000	80	—	—	192,420	—	192,500
Common stock issued for conversion of debt	—	—	233,558,384	233,559	364,618	—	598,177
Debt forgiveness	—	—	—	—	2,783	—	2,783
Net loss	—	—	—	—	—	(701,803)	(701,803)

Balance - March 31, 2019	102,013	102	362,788,219	$362,789	$6,371,265	$(7,946,412)	$(1,212,256)

					Additional		Total
	Preferred Stock		Common Stock		Paid in	Accumulated	Stockholders'
	Shares	Amount	Number of Shares	Amount	Capital	Deficit	Deficit

Balance - December 31, 2018	22,013	22	37,105,062	$37,105	$4,682,464	$(5,625,044)	$(905,453)

Net loss	—	—	—	—	—	(295,370)	(295,370)

Balance - March 31, 2018	22,013	22	37,105,062	$37,105	$4,682,464	$(5,920,414)	$(1,200,823)

The accompanying notes are an integral part of these consolidated financial statements.

TIGER OIL AND ENERGY, INC.

Condensed Consolidated Statements of Cash Flows

 (Unaudited)

	Three Months Ended
	March 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(701,803)	$(295,370)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and accretion expense	237	216
Bad debt	5,523	—
Recognition of debt discount	—	(150,750)
Amortization of debt discount	59,719	27,670
Change in derivative liability	364,081	(182,305)
Loss on settlement of debt	183,550	—
Changes in operating assets and liabilities:
Accounts receivable	—	6,763
Prepaid expenses and other current assets	5,200	—
Accounts payable and accrued expense	22,601	(5,612)
Account payable - related party	—	(9,000)
Derivative liability	—	523,712
Net Cash used in Operating Activities	(60,892)	(84,676)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for deposits	—	(5,000)
Net Cash used in Investing Activities	—	(5,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of notes payable - related party	—	(25,000)
Proceeds from convertible notes	60,500	146,250
Net Cash provided by Financing Activities	60,500	121,250

Net change in cash and cash equivalents	(392)	31,574
Cash and cash equivalents, beginning of period	2,451	627
Cash and cash equivalents, end of period	$2,059	$32,201

Supplemental cash flow information
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

Non-cash transactions:
Derivative liability recognized as debt discount	$44,820	$—
Issuance of common stock for conversion of debt and accrued interest	$598,177	$—
Debt forgiveness	$2,783	$—
Issuance of preferred stock for settlement of debt	$192,500	$—

The accompanying notes are a integral part of these consolidated financial statements.

TIGER OIL AND ENERGY, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.

In the opinion of the company’s management, the accompanying unaudited interim consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the company as of March 31, 2019 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on April 16, 2019.

Consolidation

The accompanying consolidated financial statements included all of the accounts of the Company and its wholly-owned subsidiaries, C2R, Inc., a Nevada Corporation, and Jett Rink Oil, LLC, a Kansas Limited Liability Company. All intercompany transactions have been eliminated.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Financial Instruments and Fair Value Measurements

As defined in ASC 820” Fair Value Measurements,” fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

The following table summarizes fair value measurements by level at March 31, 2019 and December 31, 2018, measured at fair value on a recurring basis:

Fair Value Measurements as of March 31, 2019 Using:

	Total Carrying Value	Quoted Market Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	as of March 31, 2019	(Level 1)	(Level 2)	(Level 3)
Liabilities
Derivative liabilities	$178,751	$—	$—	$178,751

Fair Value Measurements as of December 31, 2018 Using:

	Total Carrying Value	Quoted Market Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	as of December 31, 2018	(Level 1)	(Level 2)	(Level 3)
Liabilities
Derivative liabilities	$199,609	$—	$—	$199,609

Basic and Diluted Loss per Share

Basic and diluted loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. The Company had 222,037,644 potential dilutive shares as of March 31, 2019 that were excluded as their effect was anti-dilutive.

Lease

Effective January 1, 2019, we adopted Accounting Standards Codification 842, Leases ("ASC 842"). Operating lease right-of-use ("ROU") assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease, both of which are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. Leases with a lease term of 12 months or less at inception are not recorded on our consolidated balance sheet and are expensed on a straight-line basis over the lease term in our consolidated statement of income.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of its consolidated financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s consolidated financial statements.

NOTE 2 - GOING CONCERN

The Company's condensed consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – CONVERTIBLE NOTES PAYABLE

	March 31,	December 31,
	2019	2018
Convertible Notes - originated in January 3, 2014	$570,000	$570,000
Convertible Notes - originated in January 22, 2018	59,304	75,775
Convertible Notes - originated in January 24, 2018	34,250	109,655
Convertible Notes - originated in July 1, 2018	$7,800	$7,800
Total convertible notes payable	671,354	763,230

Less: Unamortized debt discount	(1,950)	(13,599)
Total convertible notes	669,404	749,631

Less: current portion of convertible notes	669,404	749,631
Long-term convertible notes	$—	$—

During the three months ended March 31, 2019, the Company recorded interest expense of $8,064 and amortization of debt discount of $59,719, included in interest expense. As of March 31, 2019 and December 31, 2018, the Company recorded accrued interest of $158,384 and $163,101, respectively.

Conversion

During the three months ended March 31, 2019, the Company converted notes with principal amounts and accrued interest of $168,418 into 233,558,384 shares of common stock. The corresponding derivative liability at the date of conversion of $429,759 was settled through additional paid in capital.

Convertible Notes - originated in January 3, 2014

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

Convertible Notes - originated in January 22, 2018

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

During the three months ended March 31, 2019, the Company received issued back end note of $37,500 and received cash of $35,000, less $2,000 in legal fees.

Convertible Notes - originated in January 24, 2018

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

During the three months ended March 31, 2019, the Company received issued back end note of $26,250 and received cash of $25,000, less $1,250 in legal fees.

Convertible Notes - originated in July 1, 2018

On July 1, 2018, the Company issued a convertible note of $24,000 to extinguish the various notes payable issued in 2016 and 2017. The convertible note bears interest at %5 per annum and is due on June 30, 2019. The Conversion price is 50% of the lowest closing bid price for the 25 days prior to the conversion date.

NOTE 4 - DERIVATIVE LIABILITIES

The Company analyzed the conversion option for derivative accounting consideration under ASC 815, Derivatives and Hedging, and hedging, and determined that the instrument should be classified as a liability since the conversion option becomes effective at issuance resulting in there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.

Fair Value Assumptions Used in Accounting for Derivative Liabilities.

ASC 815 requires we assess the fair market value of derivative liability at the end of each reporting period and recognize any change in the fair market value as other income or expense item.

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of March 31, 2019. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note is estimated using the Black-Scholes valuation model.

For the three months ended March 31, 2019, the estimated fair values of the liabilities measured on a recurring basis are as follows:

Three months ended
March 31,
2019
Expected term	0.01 - 0.25 years
Expected average volatility	211% - 575%
Expected dividend yield	—
Risk-free interest rate	2.40% - 2.42%

The following table summarizes the changes in the derivative liabilities during the three months ended March 31, 2019:

Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance - December 31, 2018	$199,609

Addition of new derivatives recognized as debt discounts	44,820
Addition of new derivatives recognized as loss on derivatives	40,625
Settled on issuance of common stock	(429,759)
Gain on change in fair value of the derivative	323,456
Balance - March 31, 2019	$178,751

The aggregate loss on derivatives during the three months ended March 31, 2019 was $364,081

NOTE 5 – NOTES PAYABLE

On May 3, 2018, the Company borrowed $10,000 from a unrelated third entity. Pursuant to the terms of the note, the principal accrues interest at a rate of 8 percent per annum, is unsecured, and was due on demand. During the three months ended March 31, 2019m the Company recorded interest expense of $59. At March 31, 2019 and December 31, 2018, the outstanding principal balance due to the lender was $3,000 and the Company recorded accrued interest of $307 and $248, respectively.

Note payable - related party

	March 31,	December 31,
	2019	2018
Convertible Notes - originated in July 18, 2016	$10,000	$10,000
Convertible Notes - originated in July 13, 2017	22,500	22,500
Total convertible notes payable	32,500	32,500

Less: current portion of notes payable - related party	32,500	32,500
Long-term notes payable - related party	$—	$—

During the three months ended March 31, 2019, the Company recorded interest expense of $402. As of March 31, 2019 and December 31, 2018, the Company recorded accrued interest of $3,767 and $3,365, respectively.

On July 18, 2016, the Company borrowed $22,500 from a related-party entity. Pursuant to the terms of the note, the principal accrues interest at a rate of five percent per annum, is unsecured, and was due in full on July 17, 2017. At March 31, 2019 and December 31, 2018 the outstanding principal balance due to the lender was $22,500.

On July 13, 2017, the Company borrowed $10,000 from a related-party. Pursuant to the terms of the note the principal accrues interest at a rate of five percent per annum, is unsecured, and is due in full on July 12, 2018. At March 31, 2019 and December 31, 2018 the outstanding principal balance due to the lender was $10,000.

NOTE 6 – ASSET RETIREMENT OBLIGATIONS

The asset retirement obligation is estimated by management based on the Company’s net working interests in all wells, estimated costs to reclaim and abandon wells and facilities and the estimated timing of the costs to be incurred in future periods. The fair value of the liability at March 31, 2019 and December 31, 2018 is estimated to be $14,349 and $14,112, respectively. The accretion expense on the asset retirement obligation was $237 for the three months ended March 31, 2019.

NOTE 7 – STOCKHOLDERS’ DEFICIT

Amendment to Articles of Incorporation or Bylaws

On April 23, 2019, the Company filed a Certificate of Amendment with the state of Nevada, to the Company’s Articles of Incorporation, to increase in the number of authorized shares of its common stock from 625,000,000 to 5,000,000,000, par value $0.0001.

The Company has 25,000,000 preferred shares authorized at a par value of $0.001 and 5,000,000,000 common shares authorized at par value of $0.001.  As of March 31, 2019, the Company has 102,013 and 22,013 shares of preferred stock and 362,788,219 shares of common stock issued and outstanding.

During the three months ended March 31, 2019, the Company issued 80,000 shares of preferred stock for the settlement of debt of $8,950 (Note 8).

During the three months ended March 31, 2019, the Company issued 233,558,384 shares of common stock for the conversion of debt of $168,418.

During the three months ended March 31, 2019, the Company recorded debt forgives of $2,783 as additional paid in capital.

NOTE 8 – RELATED-PARTY TRANSACTIONS

During the three months ended March 31, 2019, the Company issued 80,000 shares of preferred stock for the settlement of debt of $8,950. As a result, the Company recorded a loss on settlement of debt of $183,550.

At March 31, 2019 and December 31, 2018, the Company was owed its directors an aggregate of $57,814 and $66,764, respectively, in accrued director fees.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, Management has evaluated subsequent events through the date these consolidated financial statements were available to be issued. Based on our evaluation no material events have occurred that require disclosure except the following,

·	On April 5 and April 15, 2019, the Company issued Back End Note #2 and #3 of each $26,250, pursuant to the Note dated as of January 24, 2018 and received cash of each $25,000, less $1,250 in legal fees.

·	On May 20, 2019, the Company entered into a Securities Purchase Agreement (the “Agreement”) providing for the purchase of three convertible notes in the aggregate principal amount of $150,000 (the “Notes”), with the first Note being in the amount of $75,000 (“First Note”) and the remaining six Notes being in the amount of $37,500 each (the “Back End Notes”). Each Note bears interest at the rate of 12% per annum and matures on May 20, 2020. The Holder of the Notes is entitled, at its option, at any time after 180 days, to convert all or any amount of the principal face amount of each Note then outstanding into shares of the Company’s common stock, at a conversion price equal to 50% of the lowest closing bid price of the Common Stock, for the lower of (i) 20 prior trading days immediately preceding the issuance date of this note or (ii) the 20 prior trading days including the day upon which a Notice of Conversion is received by the Company or its transfer agent. The Company received cash of $71,250, less $3,750 in legal fees.

Item 2.	Management's Discussion and Analysis of Financial Condition or Plan of Operation

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited financial statements are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we”, “us”, “our” and “our company” mean Tiger Oil and Energy, Inc., and our wholly-owned subsidiaries, C2R, Inc., a Nevada Corporation, and Jett Rink Oil, LLC, a Kansas Limited Liability Company, unless otherwise indicated.

General Overview

We were incorporated under the laws of the State of Nevada on November 8, 1993 under the name "UTEC, Inc.". On October 29, 2010, we changed our name to Tiger Oil and Energy, Inc. We are engaged in the business of exploration, development and production of oil and gas in the United States.

Our business and corporate address is 7230 Indian Creek Ln, Suite 201, Las Vegas, NV 89149. Our corporate website is www.tigeroilandenergy.com.

We do not have two wholly-owned subsidiaries, C2R, Inc., a Nevada Corporation, and Jett Rink Oil, LLC, a Kansas Limited Liability Company.

We have never declared bankruptcy, been in receivership, or involved in any kind of legal proceeding.

Our Current Business

On October 27, 2010 we entered into a co-development agreement with Black Hawk Exploration, (BHWX), in which we, after an investment of $400,000 by our company in a new well in Black Hawk’s Cowley County lease, will earn a 40% working interest in the # 1 Baker well, BHWX will receive a 50% interest in the new well and our company will have the right to participate in the nine-well rework program at the Cowley Prospect. BHWX will receive a 20% interest in any other new well our company drills on Black Hawk’s current or future Cowley County, Kansas leases and Black Hawk has the option to invest in each additional new well drilled by our company on a prorated basis up to an additional 30%.

On November 29, 2010, our company expanded our original agreement and entered into a co-development agreement with Black Hawk Exploration covering approximately 2,553 acres of oil and gas leases in Cowley County, Kansas. BHWX owns 100% of the leases within the Prospect Area and has an undivided 81.5% working interest in and to the oil and gas leases and their previous 10 shut-in oil and gas wells.

The joint agreement includes in one shut-in oil/gas well, the #1 Baker, located on the Keith Baker lease. Also subject to joint development is a 100% interest in 9 other oil wells previously shut-in. Our company’s program calls for re-working all 10 locations directly or in joint venture with Black Hawk and returning all of them to cash flow production.

On February 4, 2011, we retained International IR Inc. (IRR) to provide media services. IIR is a strategic consulting firm that works primarily with emerging growth companies in the resource sector. IIR will focus on providing multiple information platforms to our shareholders and advise as well as negotiate on behalf of our company, acquisition, exploration and joint venture agreements and strategies.

On February 9th, 2011, we acquired a 100% interest in three Oil and Gas leases totaling 400 acres in Southern Kansas, comprised of three historically productive properties. Our Geologist has reviewed the Holman #2, #3, #4, and #5; the Adams #1 and the Glasse wells commonly known as the Wise #1 and Roberts #1 and have recommended a seven-well exploration and production study. All the leases acquired by the parties covering lands within the prospect area are owned 100% by TGRO with an undivided eighty-one and one-half percent (81.5%) working interest in the oil and gas leases described. Our company issued a Note and 250,000 shares of our common stock in the acquisition. We will require an investment of $400,000 to initiate putting these wells back into production. Management believes this can be accomplished and is considering various options to acquire this funding, but has not yet entered into an agreement to do so.

On May 4, 2014, we acquired 30% WI in the DeFore and Stalnaker leases in Cowley County from a company affiliated with the President of our company. We paid $402,000 for their share of drilling two wells on the leases. Both wells went online and began production in 2015.

Our company will continue to evaluate shut in wells in the states of Kansas and Oklahoma with intention of putting historically productive wells back into production at the least cost. We will then need to enter into private placement agreements to fund the programs.

Results of Operations

We have earned minimal revenues from our inception on November 8, 1993 (inception) through March 31, 2019.

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

	Three Months Ended
	March 31,
	2019	2018	Change	%
Revenue	$—	$10,216	$(10,216)	(100%)
Operating expense	(85,928)	(76,747)	(9,181)	12%
Other expense	(615,875)	(228,839)	(387,036)	169%
Net loss	$(701,803)	$(295,370)	$(406,433)	138%

We generated revenues of $0 for the three months ended March 31, 2019, compared to revenues of $10,216 for the same period in 2018.

Our operating expenses, for the three months ended March 31, 2019 were $85,928 compared to $76,747 for the same period in 2018. The increase in operating expenses was primarily as a result of an increase in professional fee.

Other net expense, for the three months ended March 31, 2019 were $615,875 compared to $228,839 for the same period in 2018. The increase in other expenses was primarily related to change in fair value of derivative liabilities and loss on settlement of debt offset by a decrease in interest expense.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of March 31, 2019 and December 31, 2018, respectively.

Working Capital

	March 31,	December 31,
	2019	2018	Change	%
Current assets	$2,059	$13,174	$(11,115)	(84%)
Current liabilities	$1,199,966	$1,302,975	$(103,009)	(8%)
Working capital deficiency	$(1,197,907)	$(1,289,801)	$91,894	(7%)

As at March 31, 2019 our company’s cash balance was $2,059 and total assets were $2,059. As at December 31, 2018, our company’s cash balance was $2,451 and total assets were $13,174.

As at March 31, 2019, our company had total liabilities of $1,214,315, compared with total liabilities of $1,317,087 as at December 31, 2018.

As at March 31, 2019, our company had a working capital deficiency of $1,197,907 compared with working capital deficiency of $1,289,801 as at December 31, 2018. The decrease in working capital deficiency was primarily attributed to a decrease in convertible notes payable and derivative liability.

The report of our auditors on our audited consolidated financial statements for the fiscal year ended December 31, 2018, contains a going concern qualification as we have suffered losses since our inception. We have minimal assets and have achieved no operating revenues since our inception. We have been dependent on sales of equity securities to conduct operations. Unless and until we commence material operations and achieve material revenues, we will remain dependent on financings to continue our operations.

Cash flow

	Three Months Ended
	March 31,
	2019	2018	Change
Cash used in operating activities	$(60,892)	$(84,676)	$23,784
Cash used in investing activities	$—	$(5,000)	$5,000
Cash provided by financing activities	$60,500	$121,250	$(60,750)
Cash and cash equivalents on hand	$2,059	$32,201	$(30,142)

Cash Flow from Operating Activities

During the three months ended March 31, 2019, our company used $60,892 in cash in operating activities, compared to $84,676 in cash used in operating activities during the three months ended March 31, 2018. During the three months ended March 31, 2019, we incurred a net loss of $701,803 of which $613,110 arose from non-cash expenses and we generated cash flow of $27,801 from the operating assets and liabilities. During the three months ended March 31, 2018, we incurred a net loss of $295,370 of which $305,169 arose from net non-cash income and we generated cash flow of $515,863 from the net operating assets and liabilities

Cash Flow from Investing Activities

During the three months ended March 31, 2019 and 2018, our company used $0 and $5,000 for deposits, respectively

Cash Flow from Financing Activities

During the three months ended March 31, 2019, our company received $60,500 from financing activities compared to $121,250 received from financing activities during the three months ended March 31, 2018. During the three months ended March 31, 2019, we received $60,500 from convertible notes payable. During the three months ended March 31, 2018, we received $146,250 from convertible notes payable and repaid notes payable – related party.

Cash Requirements

We will require additional cash as we expand our business. Initially, to carry out our business plan, we will need to raise additional capital. There can be no assurance that we will be able to raise additional capital or, if we are able to raise additional capital, the terms we be acceptable to us. Currently we do not have any inventory.

These conditions indicate a material uncertainty that casts significant doubt about our ability to continue as a going concern. We require additional debt or equity financing to have the necessary funding to continue operations and meet our obligations. We have continued to adopt the going concern basis of accounting in preparing our financial statements.

Future Financings

We anticipate continuing to rely on equity sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned business activities.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses:

The specific material weakness identified by our management was ineffective controls over certain aspects of the financial reporting process because of a lack of a sufficient complement of personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with our financial reporting requirements and inadequate segregation of duties. A "material weakness" is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements would not be prevented or detected on a timely basis.

We expect to be materially dependent upon a third party to provide us with accounting consulting services for the foreseeable future. Until such time as we have a chief financial officer with the requisite expertise in U.S. GAAP, there are no assurances that the material weaknesses in our disclosure controls and procedures and internal control over financial reporting will not result in errors in our financial statements which could lead to a restatement of those financial statements.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may become involved in litigation relating to claims arising out of its operations in the normal course of business. We are not involved in any pending legal proceeding or litigation and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we area party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on us.

Item 1A.	Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101*	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

______

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIGER OIL AND ENERGY, INC.
(Registrant)
Dated: June 19, 2019	/s/ Howard Bouch
Howard Bouch
President, Chief Executive Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

