Form 10-Q
period 2019-06-30
Tiger Oil & Energy, Inc.
filed 2019-08-14
CIK 1386018

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	June 30, 2019
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to
Commission File Number	000-53241
TIGER OIL AND ENERGY, INC.
(Exact name of registrant as specified in its charter)
Nevada	27-3788053
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
7230 Indian Creek Ln, Suite 201, Las Vegas NV	89149
(Address of principal executive offices)	(Zip Code)
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
		[X]	YES	[ ]	NO
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
		[X]	YES	[ ]	NO
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer	[ ]	Accelerated filer			[ ]
Non-accelerated filer	[ ]	Smaller reporting company			[X]
		Emerging growth company			[ ]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
[ ]	YES	[ X	NO

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
534,809,125 shares of common stock issued and outstanding as at July 17, 2019

1

2

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

3

TIGER OIL AND ENERGY, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2019	2018
ASSETS
Current Assets
Cash and cash equivalents	$539	$2,451
Accounts receivable	—	5,523
Prepaid expenses and deposits	—	5,200
Total Current Assets	539	13,174

Other Assets
Oil and gas properties, net (full cost method)	20,000	—
TOTAL ASSETS	$20,539	$13,174

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$245,537	$251,461
Accounts payable - related party	51,814	66,764
Notes Payable	3,000	3,000
Notes payable - related party	32,500	32,500
Convertible notes payable	772,296	749,641
Derivative liability	299,941	199,609
Total Current Liabilities	1,405,088	1,302,975

Long-term Liabilities
Asset retirement obligation	14,601	14,112
TOTAL LIABILITIES	1,419,689	1,317,087

Stockholders' Deficit
Preferred stock: 25,000,000 authorized; $0.001 par value
102,013 shares issued and outstanding	102	22
Common stock: 5,000,000,000 authorized; $0.001 par value
484,191,325 and 129,229,835 shares issued and outstanding, respectively	484,192	129,230
Additional paid in capital	6,351,238	5,811,444
Accumulated deficit	(8,234,682)	(7,244,609)
Total Stockholders' Deficit	(1,399,150)	(1,303,913)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$20,539	$13,174

The accompanying notes are an integral part of these consolidated financial statements.

TIGER OIL AND ENERGY, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Revenue	$4,008	$383	$4,008	$10,599

Operating Expenses
Lease operating expense	—	9,270	—	11,902
Accretion expense	252	231	489	447
Professional fees	69,184	35,823	147,571	102,218
General and administrative	4,540	8,507	11,844	16,011
Stock based compensation	—	1,098,500	—	1,098,500
Total Operating Expenses	73,976	1,152,331	159,904	1,229,078

Net loss from operations	(69,968)	(1,151,948)	(155,896)	(1,218,479)

Other Income and Expense
Interest expense	(76,975)	(65,199)	(145,219)	(476,343)
Change in derivative liability	(141,327)	107,798	(505,408)	290,103
Loss on settlement of debt	—	—	(183,550)	—
Total other income (expense)	(218,302)	42,599	(834,177)	(186,240)

Loss Before Taxed	(288,270)	(1,109,349)	(990,073)	(1,404,719)
Provision for income taxes	—		—	—
Net loss	$(288,270)	$(1,109,349)	$(990,073)	$(1,404,719)

Basic and dilutive loss per common share	$(0.00)	$(0.01)	$(0.00)	$(0.02)

Weighted average number of common shares outstanding	417,914,429	80,676,491	314,591,216	59,011,139

The accompanying notes are an integral part of these consolidated financial statements.

TIGER OIL AND ENERGY, INC.

Consolidated Statement of Stockholders' Deficit

(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid in	Accumulated	Stockholders'
	Shares	Amount	Number of Shares	Amount	Capital	Deficit	Deficit

Balance - December 31, 2018	22,013	22	129,229,835	$129,230	$5,811,444	$(7244609)	$(1,303,913)

Preferred stock issued for settlement of debt	80,000	80	—	—	192,420	—	192,500
Common stock issued for conversion of debt	—	—	233,558,384	233,559	364,618	—	598,177
Debt forgiveness	—	—	—	—	2,783	—	2,783
Net loss	—	—	—	—	—	(701803)	(701,803)

Balance - March 31, 2019	102,013	102	362,788,219	$362,789	$6,371,265	$(7946412)	$(1,212,256)

Common stock issued for conversion of debt	—	—	121,403,106	121,403	(20,027)	—	101,376
Net loss	—	—	—	—	—	(288270)	(288,270)

Balance - June 30, 2019	102,013	102	484,191,325	$484,192	$6,351,238	$(8234682)	$(1,399,150)

					Additional		Total
	Preferred Stock		Common Stock		Paid in	Accumulated	Stockholders'
	Shares	Amount	Number of Shares	Amount	Capital	Deficit	Deficit

Balance - December 31, 2018	22,013	22	37,105,062	$37,105	$4,682,464	$(5,625,044)	$(905,453)

Net loss	—	—	—	—	—	(295,370)	(295,370)

Balance - March 31, 2018	22,013	22	37,105,062	$37,105	$4,682,464	$(5,920,414)	$(1,200,823)

Common shares issued for services	—	—	65,000,000	65,000	1,040,000	—	1,105,000
Net loss	—	—	—	—	—	(1,109,349)	(1,109,349)

Balance - June 30, 2018	22,013	22	102,105,062	$102,105	$5,722,464	$(7,029,763)	$(1,205,172)

The accompanying notes are an integral part of these consolidated financial statements.

TIGER OIL AND ENERGY, INC.

Condensed Consolidated Statements of Cash Flows

 (Unaudited)

	Six Months Ended
	June 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(990,073)	$(1,404,719)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	—	1,098,500
Depreciation, amortization and accretion expense	489	447
Bad debt	5,523	—
Recognition of debt discount	—	(146,250)
Amortization of debt discount	114,589	66,545
Change in derivative liability	505,408	(290,103)
Loss on settlement of debt	183,550	—
Changes in operating assets and liabilities:
Accounts receivable	—	8,904
Prepaid expenses and other current assets	5,200	—
Accounts payable and accrued expense	652	13,509
Account payable - related party	(6,000)	(6,775)
Derivative liability	—	533,602
Net Cash used in Operating Activities	(180,662)	(126,340)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Oil and gas properties	(3,000)	—
Cash paid for deposits	—	(5,000)
Net Cash used in Investing Activities	(3,000)	(5,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	—	10,000
Proceeds from notes payable - related party	—	—
Repayments of notes payable - related party	—	(25,000)
Proceeds from convertible notes	181,750	146,250
Net Cash provided by Financing Activities	181,750	131,250

Net change in cash and cash equivalents	(1,912)	(90)
Cash and cash equivalents, beginning of period	2,451	627
Cash and cash equivalents, end of period	$539	$537

Supplemental cash flow information
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

Non-cash transactions:
Derivative liability recognized as debt discount	$94,820	$—
Issuance of common stock for conversion of debt and accrued interest	$699,553	$6,500
Debt forgiveness	$2,783	$—
Issuance of preferred stock for settlement of debt	$192,500	$—
Accounts payable for acquisition of Oil and gas properties	$17,000	$—

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

In the opinion of the company’s management, the accompanying unaudited interim consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the company as of June 30, 2019 and the results of operations and cash flows for the periods presented. The results of operations for the six months ended June 30, 2019 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on April 16, 2019.

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

The following table summarizes fair value measurements by level at June 30, 2019 and December 31, 2018, measured at fair value on a recurring basis:

Fair Value Measurements as of June 30, 2019 Using:

	Total Carrying Value	Quoted Market Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
As of June 30, 2019		(Level 1)	(Level 2)	(Level 3)
Liabilities
Derivative liabilities	$299,941	$—	$—	$299,941

Fair Value Measurements as of December 31, 2018 Using:

	Total Carrying Value	Quoted Market Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
As of December 31, 2018		(Level 1)	(Level 2)	(Level 3)
Liabilities
Derivative liabilities	$199,609	$—	$—	$199,609

Basic and Diluted Loss per Share

Basic and diluted loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. The Company had 779,019,800 potential dilutive shares as of June 30, 2019 that were excluded as their effect was anti-dilutive.

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

NOTE 3 – OIL AND GAS PROPERTIES

On June 27, 2019, the Company signed a purchase agreement with OMR Drilling and Acquisition, LLC. The Company has a 100 percent working interest and an 87.5 percent net royalty interest in the well. As of June 30, 2019, the Company has capitalized a purchase price of $20,000 to commence operations development of the well.

NOTE 4 – CONVERTIBLE NOTES PAYABLE

	June 30,	December 31,
	2019	2018
Convertible Notes - originated in January 3, 2014	$570,000	$570,000
Convertible Notes - originated in January 22, 2018	44,076	75,775
Convertible Notes - originated in January 24, 2018	78,750	109,655
Convertible Notes - originated in July 1, 2018	7,800	7,800
Convertible Notes - originated in May 20, 2019	75,000	—
Total convertible notes payable	775,626	763,230

Less: Unamortized debt discount	(3,330)	(13,599)
Total convertible notes	772,296	749,631

Less: current portion of convertible notes	772,296	749,631
Long-term convertible notes	$—	$—

During the six months ended June 30, 2019, the Company recorded interest expense of $29,704 and amortization of debt discount of $114,589, included in interest expense. As of June 30, 2019 and December 31, 2018, the Company recorded accrued interest of $165,931 and $163,101, respectively.

Conversion

During the six months ended June 30, 2019, the Company converted notes with principal amounts and accrued interest of $199,657 into 354,961,490 shares of common stock. The corresponding derivative liability at the date of conversion of $499,896 was settled through additional paid in capital.

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

During the six months ended June 30, 2019, the Company received issued back end note of $37,500 and received cash of $35,000, less $2,000 in legal fees.

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

Each Note bears interest at the rate of 10% per annum and is due and payable on January 24, 2019. Interest shall be paid by the Company in common stock.

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

During the six months ended June 30, 2019, the Company issued back end note of $78,750 and received cash of $75,000, less $3,750 in legal fees.

Convertible Notes - originated in July 1, 2018

On July 1, 2018, the Company issued a convertible note of $24,000 to extinguish the various notes payable issued in 2016 and 2017. The convertible note bears interest at %5 per annum and is due on June 30, 2019. The Conversion price is 50% of the lowest closing bid price for the 25 days prior to the conversion date.

Convertible Notes - originated in May 20, 2019

On May 20, 2019, the Company entered into a Securities Purchase Agreement (the “Agreement”) with Adar Bays, a Florida limited liability company (“Adar”), providing for the purchase of seven convertible notes in the aggregate principal amount of $150,000 (the “Notes”), with the first Note being in the amount of $75,000 (“First Note”) and the remaining two Notes being in the amount of $37,500 each (the “Back End Notes”). Each Note bears interest at the rate of 12% per annum and matures on May 20, 2020.

The holder of the Notes (the “Holder”) is entitled, at its option, at any time after 180 days, to convert all or any amount of the principal face amount of each Note then outstanding into shares of the Company’s common stock at a conversion price for each share of Common Stock equal to 50% of the lowest closing bid price of the Common Stock as reported on the OTCQB, where the Company’s shares are traded, or any exchange upon which the Common Stock may be traded in the future, for the lower of (i) twenty (20) prior trading days immediately preceding the issuance date of the Note or (ii) the twenty (20) prior trading days including the day upon which a Notice of Conversion is received by the Company or its transfer agent.

During the six months ended June 30, 2019, the Company issued note of $75,000 and received cash of $71,250, less $3,750 in legal fees.

NOTE 5 - DERIVATIVE LIABILITIES

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

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of June 30, 2019. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note is estimated using the Black-Scholes valuation model.

For the six months ended June 30, 2019, the estimated fair values of the liabilities measured on a recurring basis are as follows:

Six months ended
March 31,
2019
Expected term	0.01 - 0.25 years
Expected average volatility	211% - 575%
Expected dividend yield	—
Risk-free interest rate	2.40% - 2.42%

The following table summarizes the changes in the derivative liabilities during the six months ended June 30, 2019:

Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance - December 31, 2018	$199,609

Addition of new derivatives recognized as debt discounts	94,820
Addition of new derivatives recognized as options compensation	—
Addition of new derivatives recognized as loss on derivatives	130,625
Settled on issuance of common stock	(499,896)
Reclassification from APIC to derivative due to tainted instruments	—
Gain on change in fair value of the derivative	374,783
Balance - June 30, 2019	$299,941

The aggregate loss on derivatives during the six months ended June 30, 2019 was $505,408.

NOTE 6 – NOTES PAYABLE

On May 3, 2018, the Company borrowed $10,000 from an unrelated third entity. Pursuant to the terms of the note, the principal accrues interest at a rate of 8 percent per annum, is unsecured, and was due on demand. During the six months ended June 30, 2019, the Company recorded interest expense of $59. At June 30, 2019 and December 31, 2018, the outstanding principal balance due to the lender was $3,000 and the Company recorded accrued interest of $367 and $248, respectively.

Note payable - related party

	March 31,	December 31,
	2019	2018
Convertible Notes - originated in July 18, 2016	$10,000	$10,000
Convertible Notes - originated in July 13, 2017	22,500	22,500
Total convertible notes payable	32,500	32,500

Less: current portion of notes payable - related party	32,500	32,500
Long-term notes payable - related party	$—	$—

During the six months ended June 30, 2019, the Company recorded interest expense of $807. As of June 30, 2019 and December 31, 2018, the Company recorded accrued interest of $4,172 and $3,365, respectively.

On July 18, 2016, the Company borrowed $22,500 from a related-party entity. Pursuant to the terms of the note, the principal accrues interest at a rate of five percent per annum, is unsecured, and was due in full on July 17, 2017. At June 30, 2019 and December 31, 2018 the outstanding principal balance due to the lender was $22,500.

On July 13, 2017, the Company borrowed $10,000 from a related party. Pursuant to the terms of the note the principal accrues interest at a rate of five percent per annum, is unsecured, and is due in full on July 12, 2018. At June 30, 2019 and December 31, 2018 the outstanding principal balance due to the lender was $10,000.

NOTE 7 – ASSET RETIREMENT OBLIGATIONS

The asset retirement obligation is estimated by management based on the Company’s net working interests in all wells, estimated costs to reclaim and abandon wells and facilities and the estimated timing of the costs to be incurred in future periods. The fair value of the liability at June 30, 2019 and December 31, 2018 is estimated to be $14,601 and $14,112, respectively. The accretion expense on the asset retirement obligation was $489 for the six months ended June 30, 2019.

NOTE 8 – STOCKHOLDERS’ DEFICIT

Amendment to Articles of Incorporation or Bylaws

On April 23, 2019, the Company filed a Certificate of Amendment with the state of Nevada, to the Company’s Articles of Incorporation, to increase in the number of authorized shares of its common stock from 625,000,000 to 5,000,000,000, par value $0.0001.

The Company has 25,000,000 preferred shares authorized at a par value of $0.001 and 5,000,000,000 common shares authorized at par value of $0.001.  As of June 30, 2019, the Company has 102,013 and 22,013 shares of preferred stock and 484,191,325 shares of common stock issued and outstanding.

During the six months ended June 30, 2019, the Company issued 80,000 shares of preferred stock for the settlement of debt of $8,950 (Note 8).

During the six months ended June 30, 2019, the Company issued 354,961,490 shares of common stock for the conversion of debt of $199,657.

During the six months ended June 30, 2019, the Company recorded debt forgives of $2,783 as additional paid in capital.

NOTE 9 – RELATED-PARTY TRANSACTIONS

During the six months ended June 30, 2019, the Company issued 80,000 shares of preferred stock for the settlement of debt of $8,950. As a result, the Company recorded a loss on settlement of debt of $183,550.

During the six months ended June 30, 2019, the Company repaid $6,000.

At June 30, 2019 and December 31, 2018, the Company was owed its directors an aggregate of $51,814 and $66,764, respectively, in accrued director fees.

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, Management has evaluated subsequent events through the date these consolidated financial statements were available to be issued. Based on our evaluation no material events have occurred that require disclosure except the following,

·	On July 1, 2019, the Company, entered into a Securities Purchase Agreement (“SPA”), with GW Holdings Group, LLC, a New York limited liability company (the “Buyer” or “GWH”), providing for the purchase of two convertible promissory notes in the aggregate principal amount of $52,500, with the first Note being in the principal amount of $26,250, and the second Notes being in the principal amount of $26,250. Each Note bears interest at the rate of 10% per annum and matures on July 1, 2020. The holder of this note (“ Holder ”), has option to convert all or any amount the principal face amount of the Notes then outstanding and accrued interest into shares of the Company's Common Stock at a price equal to 50% of the lesser of the lowest closing bid or the lowest trading price: (i) twenty prior trading days, including the day upon which a Notice of Conversion is received by the Company, or (ii) the twenty prior trading days immediately preceding the issuance date of the Notes.

·	Subsequent to June 30, 2019, the Company issued 49,625,200 shares of common stock for the conversion of debt.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

On June 27, 2019, we entered into a Lease and Well Purchase Agreement (the “Lease”) with OMR Drilling and Acquisition, LLC. Under the Lease, we agreed to pay OMR $20,000 to purchase a 100% working interest and an 87.5% net revenue interest on the Upchurch lease and one oil well located in Clinton County, Kentucky. OMR Drilling has been appointed by the registrant as its agent and attorney to manage and operate the lease and the oil well on the property.

Our company will continue to evaluate shut in wells in the states of Kansas and Oklahoma with intention of putting historically productive wells back into production at the least cost. We will then need to enter into private placement agreements to fund the programs.

Results of Operations

We have earned minimal revenues since inception.

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

	Three Months Ended June 30,
	2019	2018	Change
Revenue	$4,008	$383	$3,625
Operating expenses	73,976	1,152,331	(1,078,355)
Other (expense) income	(218,302)	42,599	260,901
Net Loss	$(288,270)	$(1,109,349)	$1,397,619

Our consolidated condensed interim financial statements report a net loss of $288,270 for the three months ended June 30, 2019 compared to a net loss of $1,109,349 for the three months ended June 30, 2018. Our losses have decreased by $1,397,619, primarily as a result of stock based compensation.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

	Six Months Ended June 30,
	2019	2018	Change
Revenue	$4,008	$10,599	$(6,591)
Operating expenses	159,904	1,229,078	(1,069,174)
Other (expense) income	(834,177)	(186,240)	(647,937)
Net Loss	$(990,073)	$(1,404,719)	$414,646

Our consolidated condensed interim financial statements report a net loss of $990,073 for the six months ended June 30, 2019 compared to a net loss of $1,404,719 for the six months ended June 30, 2018. Our losses have decreased by $414,646, primarily as a result of stock based compensation, interest expense, and change in derivative liability.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of June 30, 2019 and December 31, 2018, respectively.

Working Capital

	June 30, 2019	December 31, 2018	Change
Current assets	$539	$13,174	$(12,635)
Current liabilities	$1,405,088	$1,302,975	$102,113
Working capital deficiency	$(1,404,549)	$(1,289,801)	$(114,748)

As at June 30, 2019 our company’s cash balance was $539 and total assets were $20,539. As at December 31, 2018, our company’s cash balance was $2,451 and total assets were $13,174.

As at June 30, 2019, our company had total liabilities of $1,419,689, compared with total liabilities of $1,317,087 as at December 31, 2018.

As at June 30, 2019, our company had a working capital deficiency of $1,404,549 compared with working capital deficiency of $1,289,801 as at December 31, 2018. The decrease in working capital deficiency was primarily attributed to a decrease in convertible notes payable and derivative liability.

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

Cash Flows

	Six Months Ended
	June 30,
	2019	2018
Cash used in operating activities	$(180,662)	$(126,340)
Cash used in investing activities	$(3,000)	$(5,000)
Cash provided by financing activities	$181,750	$131,250
Cash and cash equivalents on hand	$539	$537

Cash Flows from Operating Activities

Net cash used in operating activities during the six months ended June 30, 2019 was $180,662, compared to $126,340 net cash used in operating activities during the six months period ended June 30, 2018.

Cash Flows from Investing Activities

Net cash used in investing activities during the six months ended June 30, 2019 was $3,000, compared to $5,000 net cash used in investing activities outflow during the six months ended June 30, 2018.

Cash Flows from Financing Activities

Cash provided by financing activities during the six months ended June 30, 2019 was $181,750 as compared to $131,250 cash provided by financing activities during the six month period ended June 30, 2018.

Cash Requirements

We will require additional cash as we continue our business. To carry out our business plan, we will need to raise additional capital. There can be no assurance that we will be able to raise additional capital or, if we are able to raise additional capital, the terms we be acceptable to us.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses:

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

TIGER OIL AND ENERGY, INC.
(Registrant)

Dated: August 14, 2019	/s/ Howard Bouch
Howard Bouch
President, Chief Executive Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

