Form 10-Q
period 2019-09-30
Tiger Oil & Energy, Inc.
filed 2019-11-18
CIK 1386018

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	September 30, 2019
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to
Commission File Number	000-53241
TIGER OIL AND ENERGY, INC.
(Exact name of registrant as specified in its charter)
Nevada	27-3788053
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
123 West Nye Lane, Suite 129, Carson City NV	89706
(Address of principal executive offices)	(Zip Code)
(702) 514-4183
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
1,248,000,812 shares of common stock issued and outstanding as at November 12, 2019

1

2

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

3

TIGER OIL AND ENERGY, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2019	2018
ASSETS
Current Assets
Cash and cash equivalents	$9,877	$2,451
Accounts receivable	1,981	5,523
Prepaid expenses and deposits	5,000	5,200
Total Current Assets	16,858	13,174

Other Assets
Oil and gas properties, net (full cost method)	20,000	—
TOTAL ASSETS	$36,858	$13,174

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$251,743	$251,461
Accounts payable - related party	40,714	66,764
Notes Payable	3,000	3,000
Notes payable - related party	32,500	32,500
Convertible notes payable	822,242	749,641
Derivative liability	353,858	199,609
Total Current Liabilities	1,504,057	1,302,975

Long-term Liabilities
Asset retirement obligation	14,859	14,112
TOTAL LIABILITIES	1,518,916	1,317,087

Stockholders' Deficit
Preferred stock: 25,000,000 authorized; $0.001 par value
102,013 shares issued and outstanding	102	22
Common stock: 5,000,000,000 authorized; $0.001 par value
849,074,516 and 129,229,835 shares issued and outstanding, respectively	848,075	129,230
Additional paid in capital	6,117,320	5,811,444
Accumulated deficit	(8,447,555)	(7,244,609)
Total Stockholders' Deficit	(1,482,058)	(1,303,913)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$36,858	$13,174

The accompanying notes are an integral part of these consolidated financial statements.

TIGER OIL AND ENERGY, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Revenue	$4,843	$2,424	$8,851	$13,023

Operating Expenses
Lease operating expense	10,842	15,638	10,842	27,540
Accretion expense	258	236	747	683
Professional fees	56,264	39,585	203,835	141,803
General and administrative	6,613	8,962	18,457	24,973
Stock based compensation	—	—	—	1,098,500
Total Operating Expenses	73,977	64,421	233,881	1,293,499

Net loss from operations	(69,134)	(61,997)	(225,030)	(1,280,476)

Other Income and Expense
Interest expense	(24,992)	(117,426)	(170,211)	(593,769)
Change in derivative liability	(108,047)	(9,076)	(613,455)	281,027
Loss on settlement of debt	(10,700)	(16,314)	(194,250)	(16,314)
Total other expense	(143,739)	(142,816)	(977,916)	(329,056)

Loss Before Taxed	(212,873)	(204,813)	(1,202,946)	(1,609,532)
Provision for income taxes	—		—	—
Net loss	$(212,873)	$(204,813)	$(1,202,946)	$(1,609,532)

Basic and dilutive loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.02)

Weighted average number of common shares outstanding	599,580,575	110,922,885	410,631,586	76,267,112

The accompanying notes are an integral part of these consolidated financial statements.

TIGER OIL AND ENERGY, INC.

Consolidated Statement of Stockholders' Deficit

(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid in	Accumulated	Stockholders'
	Shares	Amount	Number of Shares	Amount	Capital	Deficit	Deficit

Balance - December 31, 2018	22,013	22	129,229,835	$129,230	$5,811,444	$(7,244,609)	$(1,303,913)

Preferred stock issued for settlement of debt	80,000	80	—	—	192,420	—	192,500
Common stock issued for conversion of debt	—	—	233,558,384	233,559	364,618	—	598,177
Debt forgiveness	—	—	—	—	2,783	—	2,783
Net loss	—	—	—	—	—	(701,803)	(701,803)

Balance - March 31, 2019	102,013	102	362,788,219	$362,789	$6,371,265	$(7,946,412)	$(1,212,256)

Common stock issued for conversion of debt	—	—	121,403,106	121,403	(20,027)	—	101,376
Net loss	—	—	—	—	—	(288,270)	(288,270)

Balance - June 30, 2019	102,013	102	484,191,325	$484,192	$6,351,238	$(8,234,682)	$(1,399,150)

Common stock issued for settlement of debt	—	—	107,000,000	107,000	(85,600)	—	21,400
Common stock issued for conversion of debt	—	—	256,883,191	256,883	(148,318)	—	108,565
Net loss	—	—	—	—	—	(212,873)	(212,873)
Balance - September 30, 2019	102,013	102	848,074,516	848,075	6,117,320	(8,447,555)	(1,482,058)

					Additional		Total
	Preferred Stock		Common Stock		Paid in	Accumulated	Stockholders'
	Shares	Amount	Number of Shares	Amount	Capital	Deficit	Deficit

Balance - December 31, 2018	22,013	22	37,105,062	$37,105	$4,682,464	$(5,625,044)	$(905,453)

Net loss	—	—	—	—	—	(295,370)	(295,370)

Balance - March 31, 2018	22,013	22	37,105,062	$37,105	$4,682,464	$(5,920,414)	$(1,200,823)

Common shares issued for services	—	—	65,000,000	65,000	1,040,000	—	1,105,000
Net loss	—	—	—	—	—	(1,109,349)	(1,109,349)

Balance - June 30, 2018	22,013	22	102,105,062	$102,105	$5,722,464	$(7,029,763)	$(1,205,172)

Common shares issued for services	—	—	14,958,678	14,959	80,357	—	95,316
Net loss	—	—	—	—	—	(204,813)	(204,813)

Balance - September 30, 2018	22,013	22	117,063,740	$117,064	$5,802,821	$(7,234,576)	$(1,314,669)

The accompanying notes are an integral part of these consolidated financial statements.

TIGER OIL AND ENERGY, INC.

Condensed Consolidated Statements of Cash Flows

 (Unaudited)

	Nine Months Ended
	September 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,202,946)	$(1,609,532)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	—	1,105,000
Depreciation, amortization and accretion expense	747	683
Bad debt	3,542	—
Recognition of debt discount	—	(152,900)
Amortization of debt discount	122,625	106,598
Change in derivative liability	613,455	(281,027)
Loss on settlement of debt	194,250	16,314
Changes in operating assets and liabilities:
Accounts receivable	—	8,904
Prepaid expenses and other current assets	200	—
Accounts payable and accrued expense	7,203	49,000
Account payable - related party	(6,400)	(7,525)
Derivative liability	—	606,522
Net Cash used in Operating Activities	(267,324)	(157,963)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Oil and gas properties	(3,000)	—
Cash paid for deposits	—	(5,000)
Net Cash used in Investing Activities	(3,000)	(5,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	—	10,000
Repayments of notes payable - related party	—	(25,000)
Proceeds from convertible notes	277,750	181,250
Net Cash provided by Financing Activities	277,750	166,250

Net change in cash and cash equivalents	7,426	3,287
Cash and cash equivalents, beginning of period	2,451	627
Cash and cash equivalents, end of period	$9,877	$3,914

Supplemental cash flow information
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

Non-cash transactions:
Derivative liability recognized as debt discount	$119,820	$—
Issuance of common stock for conversion of debt and accrued interest	$808,118	$76,200
Debt forgiveness	$2,783	$—
Issuance of preferred stock for settlement of debt	$106,900	$—
Accounts payable for acquisition of Oil and gas properties	$17,000	$—
Write-down of derivative upon partial conversion of debt	$—	$19,116
Related-party debt assumed by non-related party	$—	$24,000

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

In the opinion of the company’s management, the accompanying unaudited interim consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the company as of September 30, 2019 and the results of operations and cash flows for the periods presented. The results of operations for the nine months ended September 30, 2019 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on April 16, 2019.

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

The following table summarizes fair value measurements by level at September 30, 2019 and December 31, 2018, measured at fair value on a recurring basis:

Fair Value Measurements as of September 30, 2019 Using:

	Total Carrying Value	Quoted Market Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
As of September 30, 2019		(Level 1)	(Level 2)	(Level 3)
Liabilities
Derivative liabilities	$353,858	$—	$—	$353,858

Fair Value Measurements as of December 31, 2018 Using:

	Total Carrying Value	Quoted Market Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
As of December 31, 2018		(Level 1)	(Level 2)	(Level 3)
Liabilities
Derivative liabilities	$199,609	$—	$—	$199,609

Basic and Diluted Loss per Share

Basic and diluted loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. The Company had 1,211,002,300 potential dilutive shares as of September 30, 2019 that were excluded as their effect was anti-dilutive.

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

NOTE 3 – OIL AND GAS PROPERTIES

On June 27, 2019, the Company signed a purchase agreement with OMR Drilling and Acquisition, LLC. The Company has a 100 percent working interest and an 87.5 percent net royalty interest in the well. As of September 30, 2019, the Company has capitalized a purchase price of $20,000 to commence operations development of the well.

 NOTE 4 – CONVERTIBLE NOTES PAYABLE

	September 30,	December 31,
	2019	2018
Convertible Notes - originated in January 3, 2014	$570,000	$570,000
Convertible Notes - originated in January 22, 2018	24,736	75,775
Convertible Notes - originated in January 24, 2018	69,000	109,655
Convertible Notes - originated in July 1, 2018	7,800	7,800
Convertible Notes - originated in May 20, 2019	150,000	—
Convertible Notes - originated in July 1, 2019	26,250	—
Total convertible notes payable	847,786	763,230

Less: Unamortized debt discount	(25,544)	(13,599)
Total convertible notes	822,242	749,631

Less: current portion of convertible notes	822,242	749,631
Long-term convertible notes	$—	$—

During the nine months ended September 30, 2019, the Company recorded interest expense of $46,189 and amortization of debt discount of $122,625, included in interest expense. As of September 30, 2019 and December 31, 2018, the Company recorded accrued interest of $182,072 and $157,020, respectively.

Conversion

During the nine months ended September 30, 2019, the Company converted notes with principal amounts and accrued interest of $229,092 into 611,844,681 shares of common stock. The corresponding derivative liability at the date of conversion of $579,026 was settled through additional paid in capital.

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

During the nine months ended September 30, 2019, the Company received issued back end note of $37,500 and received cash of $35,000, less $2,000 in legal fees.

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

During the nine months ended September 30, 2019, the Company issued back end note of $78,750 and received cash of $75,000, less $3,750 in legal fees.

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

During the nine months ended September 30, 2019, the Company issued note of $150,000 and received cash of $142,250, less $7,750 in legal fees.

Convertible Notes - originated in July 1, 2019

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

During the nine months ended September 30, 2019, the Company issued note of $26,250 and received cash of $25,000, less $1,250 in legal fees.

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

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of September 30, 2019. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note is estimated using the Black-Scholes valuation model.

For the nine months ended September 30, 2019, the estimated fair values of the liabilities measured on a recurring basis are as follows:

	Nine Months Ended	Year ended
	September 30,	December 31,
	2019	2018
Expected term	0.01 - 1.00 years	1.26 - 2.01 years
Expected average volatility	211% - 575%	267% - 306%
Expected dividend yield	—	—
Risk-free interest rate	1.75% - 2.42%	2.27% - 2.88%

The following table summarizes the changes in the derivative liabilities during the nine months ended September 30, 2019:

Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance - December 31, 2018	$199,609

Addition of new derivatives recognized as debt discounts	119,820
Addition of new derivatives recognized as options compensation	—
Addition of new derivatives recognized as loss on derivatives	155,057
Settled on issuance of common stock	(579,026)
Reclassification from APIC to derivative due to tainted instruments	—
Gain on change in fair value of the derivative	458,398
Balance - September 30, 2019	$353,858

The aggregate loss on derivatives during the nine months ended September 30, 2019 was $613,455.

NOTE 6 – NOTES PAYABLE

On May 3, 2018, the Company borrowed $10,000 from an unrelated third entity. Pursuant to the terms of the note, the principal accrues interest at a rate of 8 percent per annum, is unsecured, and was due on demand. During the nine months ended September 30, 2019, the Company recorded interest expense of $180. At September 30, 2019 and December 31, 2018, the outstanding principal balance due to the lender was $3,000 and the Company recorded accrued interest of $428 and $248, respectively.

Note payable - related party

	September 30,	December 31,
	2019	2018
Convertible Notes - originated in July 18, 2016	$10,000	$10,000
Convertible Notes - originated in July 13, 2017	22,500	22,500
Total convertible notes payable	32,500	32,500

Less: current portion of notes payable - related party	32,500	32,500
Long-term notes payable - related party	$—	$—

During the nine months ended September 30, 2019, the Company recorded interest expense of $1,217. As of September 30, 2019 and December 31, 2018, the Company recorded accrued interest of $4,582 and $3,365, respectively.

On July 18, 2016, the Company borrowed $22,500 from a related-party entity. Pursuant to the terms of the note, the principal accrues interest at a rate of five percent per annum, is unsecured, and was due in full on July 17, 2017. At September 30, 2019 and December 31, 2018 the outstanding principal balance due to the lender was $22,500.

On July 13, 2017, the Company borrowed $10,000 from a related party. Pursuant to the terms of the note the principal accrues interest at a rate of five percent per annum, is unsecured, and is due in full on July 12, 2018. At September 30, 2019 and December 31, 2018 the outstanding principal balance due to the lender was $10,000.

NOTE 7 – ASSET RETIREMENT OBLIGATIONS

The asset retirement obligation is estimated by management based on the Company’s net working interests in all wells, estimated costs to reclaim and abandon wells and facilities and the estimated timing of the costs to be incurred in future periods. The fair value of the liability at September 30, 2019 and December 31, 2018 is estimated to be $14,859 and $14,112, respectively. The accretion expense on the asset retirement obligation was $747 for the nine months ended September 30, 2019.

NOTE 8 – STOCKHOLDERS’ DEFICIT

Amendment to Articles of Incorporation or Bylaws

On April 23, 2019, the Company filed a Certificate of Amendment with the state of Nevada, to the Company’s Articles of Incorporation, to increase in the number of authorized shares of its common stock from 625,000,000 to 5,000,000,000, par value $0.0001.

The Company has 25,000,000 preferred shares authorized at a par value of $0.001 and 5,000,000,000 common shares authorized at par value of $0.001.  As of September 30, 2019, the Company has 102,013 and 22,013 shares of preferred stock and 848,074,516 shares of common stock issued and outstanding.

During the nine months ended September 30, 2019, the Company issued 80,000 shares of preferred stock for the settlement of debt of $8,950 (Note 9).

During the nine months ended September 30, 2019, the Company issued 107,000,000 shares of common stock for the settlement of debt of $10,700 (Note 9).

During the nine months ended September 30, 2019, the Company issued 611,844,681 shares of common stock for the conversion of debt of $229,092.

During the nine months ended September 30, 2019, the Company recorded debt forgives of $2,783 as additional paid in capital.

NOTE 9 – RELATED-PARTY TRANSACTIONS

During the nine months ended September 30, 2019, the Company issued 80,000 shares of preferred stock and 107,000,000 shares of common stock for the settlement of debt of $19,650. As a result, the Company recorded a loss on settlement of debt of $194,250.

During the nine months ended September 30, 2019, the Company recorded director fee of $6,000.

During the nine months ended September 30, 2019, the Company repaid $12,400.

At September 30, 2019 and December 31, 2018, the Company was owed its directors an aggregate of $40,714 and $66,764, respectively, in accrued director fees.

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, Management has evaluated subsequent events through the date these consolidated financial statements were available to be issued. Based on our evaluation no material events have occurred that require disclosure except the following,

Subsequent to September 30, 2019, the Company issued 398,926,296 shares of common stock for the conversion of debt of $26,830.

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

Our business and corporate address is 123 West Nye Lane, Suite 129 Carson City, NV 89706. Our corporate website is www.tigeroilandenergy.com.

We have two wholly-owned subsidiaries, C2R, Inc., a Nevada Corporation, and Jett Rink Oil, LLC, a Kansas Limited Liability Company.

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

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

	Three Months Ended
	September 30,
	2019	2018	Change	%
Revenue	$4,843	$2,424	$2,419	100%

Operating expense	(73,977)	(64,421)	(9,556)	15%
Other expense	(143,739)	(142,816)	(923)	1%
Net loss	$(212,873)	$(204,813)	$(8,060)	4%

Our consolidated condensed interim financial statements report a net loss of $218,873 for the three months ended September 30, 2019 compared to a net loss of $204,813 for the three months ended September 30, 2018. Our losses have increased by $8,060, primarily as a result of an increase in operating expense offset by an increase in revenue.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

	Nine Months Ended
	September 30,
	2019	2018	Change	%
Revenue	$8,851	$13,023	$(4,172)	(32%)
Operating expense	(233,881)	(1,293,499)	1,059,618	(82%)
Other expense	(977,916)	(329,056)	(648,860)	197%
Net loss	$(1,202,946)	$(1,609,532)	$406,586	(25%)

Our consolidated condensed interim financial statements report a net loss of $1,202,946 for the nine months ended September 30, 2019 compared to a net loss of $1,609,532 for the nine months ended September 30, 2018. Our losses have decreased by $406,586, primarily as a result of stock based compensation and interest expense offset by an increase in loss on change in derivative liability.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of September 30, 2019 and December 31, 2018, respectively.

	September 30,	December 31,
	2019	2018	Change	%
Current assets	$16,858	$13,174	$3,684	28%
Current liabilities	$1,504,057	$1,302,975	$201,082	15%
Working capital deficiency	$(1,487,199)	$(1,289,801)	$(197,398)	15%

Working Capital

As at September 30, 2019 our company’s cash balance was $9,877 and total assets were $36,858. As at December 31, 2018, our company’s cash balance was $2,451 and total assets were $13,174.

As at September 30, 2019, our company had total liabilities of $1,518,916, compared with total liabilities of $1,317,087 as at December 31, 2018.

As at September 30, 2019, our company had a working capital deficiency of $1,487,199 compared with working capital deficiency of $1,289,801 as at December 31, 2018. The increase in working capital deficiency was primarily attributed to an increase in convertible notes payable and derivative liability.

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

Cash Flows

	Nine Months Ended
	September 30,
	2019	2018	Change	%
Cash used in operating activities	$(267,324)	$(157,963)	$(109,361)	69%
Cash used in investing activities	$(3,000)	$(5,000)	$2,000	(40%)
Cash provided by financing activities	$277,750	$166,250	$111,500	67%
Cash and cash equivalents on hand	$9,877	$3,914	$5,963	152%

Cash Flows from Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2019 was $267,324, compared to $157,963 net cash used in operating activities during the nine months ended September 30, 2018.

Cash Flows from Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2019 was $3,000, compared to $5,000 net cash used in investing activities outflow during the nine months ended September 30, 2018.

Cash Flows from Financing Activities

Cash provided by financing activities during the nine months ended September 30, 2019 was $277,750 as compared to $166,250 cash provided by financing activities during the nine months ended September 30, 2018.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses:

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.	Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description
(21)	Subsidiaries of Registrant
21.1*	Subsidiaries of Registrant
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101*	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

______

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIGER OIL AND ENERGY, INC.
(Registrant)

Dated: November 18, 2019	/s/ Howard Bouch
Howard Bouch
President, Chief Executive Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

